Form 10-Q
period 2011-06-30
SandRidge Mississippian Trust I
filed 2011-08-15
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(800) 852-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2011, 21,000,000 Common Units and 7,000,000 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended June 30, 2011

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and SandRidge and other matters discussed herein that are subject to risk and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II and elsewhere herein regarding the proved oil and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, budgets, project costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part II of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business and the Trust’s operations. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

Cash and cash equivalents	$22,775	$1,000
Investment in royalty interests	308,964,403	—
Less: accumulated amortization	(11,322,050)	—

Net investment in royalty interests	297,642,353	—

Total assets	$297,665,128	$1,000

TRUST CORPUS

Trust Corpus, 21,000,000 common units and 7,000,000 subordinated units issued and outstanding at June 30, 2011	$297,665,128	$1,000

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENT OF CHANGES IN TRUST CORPUS

(Unaudited)

Six months ended June 30, 2011

Trust corpus, December 31, 2010	$1,000
Issuance of Trust units	336,892,500
Conveyance of royalty interests	308,964,403
Consideration paid for conveyance of royalty interests	(336,892,500)
Amortization of investment in royalty interests	(11,322,050)
Cash deposit	21,775

Trust corpus, June 30, 2011	$297,665,128

The accompanying notes are an integral part of this financial statement.

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

The Trust was created to acquire and hold Royalty Interests for the benefit of Trust unitholders pursuant to a trust agreement dated as of December 30, 2010, and subsequently amended and restated as of April 12, 2011, by and among SandRidge, the Trustee and the Delaware Trustee (the “Trust Agreement”). These Royalty Interests were derived from SandRidge’s interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma (the “Underlying Properties”). As of June 30, 2011, these properties consisted of (a) 36 wells producing at December 31, 2010, and one additional well undergoing completion operations at that time (together, the “Initial Producing Wells”), (b) 22 additional wells that were drilled and completed between December 31, 2010 and June 30, 2011 (the “Additional Drilled Wells” and, together with the Initial Producing Wells, the “Drilled Wells”) and (c) the equivalent of 101 oil and natural gas development wells to be drilled in the Mississippian formation (the “Remaining Development Wells” and, together with the Additional Drilled Wells, the “Development Wells”) in an area of mutual interest (“AMI”). The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest in each well. SandRidge has retained interests in each of the Drilled Wells and will retain interests in the Remaining Development Wells. SandRidge will operate a substantial number of the Drilled Wells and the Remaining Development Wells.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and a derivatives agreement between the Trust and SandRidge.

The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of production of oil and natural gas attributable to SandRidge’s net revenue interest in the Initial Producing Wells and 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Development Wells beginning on the effective date of the conveyance, January 1, 2011.

The Trust is not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs. The Trust’s cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests. Post-production costs generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. The Trust’s distributable income will be adjusted to account for hedging arrangements under the derivatives agreement with SandRidge, as discussed further in Note 6, and will be reduced by the Trust’s general and administrative expenses when paid.

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

The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“subordination threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter. At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Development Wells (described above), the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

The accompanying financial statements have been prepared by the Trust in accordance with the accounting policies noted below. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2010 audited financial statements and notes thereto included in the final prospectus filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 7, 2011 (the “Prospectus”).

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

Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and trust corpus and the reported amounts of revenues and expenses during the reporting period. Significant estimates that impact the Trust’s financial statements include estimates of proved oil and natural gas reserves, which are used to compute the Trust’s amortization of Investment in Royalty Interests and, as necessary, to evaluate potential impairment of Investment in Royalty Interests. Actual results could differ from those estimates.

Cash. Cash consists of all highly-liquid instruments with maturities of three months or less at the time of purchase.

Investment in Royalty Interests. The conveyance of the Royalty Interests to the Trust in April 2011 was accounted for as a transfer of properties between entities under common control and recorded at SandRidge’s historical cost, or $309.0 million, which was determined by allocating the historical net book value of SandRidge’s full cost pool based on the fair value of the Royalty Interests relative to the fair value of SandRidge’s full cost pool. The carrying value of the Trust’s Investment in Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

Significant dispositions or abandonment of the Underlying Properties are charged to Investment in Royalty Interests and the trust corpus. Amortization of the Investment in Royalty Interests is calculated on a units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. Amortization is recorded when units are produced. Such amortization does not reduce distributable income, rather it is charged directly to trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

Investment in Royalty Interests will be assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an assessment is necessary, an impairment would be indicated when the net capitalized costs of the Investment in Royalty Interests exceeds undiscounted future net revenues

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

attributable to the Trust’s interest in the proved oil and natural gas reserves of the Underlying Properties. The Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the proved oil and natural gas reserves attributable to the Royalty Interests. Any such write-down would be charged directly to trust corpus and would not reduce distributable income.

Derivative Financial Instruments. To manage risks related to changes in oil and natural gas prices, the Trust entered into a derivatives agreement with SandRidge. See Note 6 for discussion of the derivatives agreement.

The Trust uses the cash method to account for derivative instruments. Under this method, the Trust will record benefits or obligations from the derivative contracts conveyed under the derivatives agreement when such benefits are received or obligations are paid. Additionally, changes in the fair market value of the derivative contracts are not recorded under the cash method. There were no proceeds received or payments made related to the derivatives agreement during the six-month period ended June 30, 2011.

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

4. Distributions to Unitholders

The Trust will make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each quarter through (and including) the quarter ending December 31, 2030. The first distribution, which will cover production for the first five months of 2011, is expected to be made on or about August 30, 2011 to record unitholders as of August 15, 2011. The Trustee intends to withhold $1.3 million from the first distribution to establish a cash reserve available for Trust administrative expenses. The amount of the cash reserve is equivalent to the sum of the Trust’s estimated annual administrative expenses, or approximately $1.0 million, and the Trust administrative expenses expected to be incurred and paid before the third quarter distribution in November, or approximately $0.3 million. Distributions to unitholders are recorded when declared. See Note 7 for discussion of the first distribution.

5. Loan Commitment

Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. As of June 30, 2011, there were no such loans outstanding with SandRidge.

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2017. The Trust will also pay, out of the first cash payment received by the Trust, the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust as well as the Trustee’s acceptance fee in the amount of $10,000. The Trustee has waived its administrative fee for the first quarter of 2011. There were no amounts paid to the Trustee for administrative fees during the six-month period ended June 30, 2011.

Registration Rights Agreement. On April 12, 2011, the Trust entered into a registration rights agreement for the benefit of SandRidge and certain of its affiliates. Pursuant to the registration rights agreement, the Trust agreed to register the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

Development Agreement. On April 12, 2011, the Trust entered into a development agreement with SandRidge, effective January 1, 2011, that obligates SandRidge to drill, or cause to be drilled, the Development Wells by December 31, 2014. In the event of delays, SandRidge will have until December 31, 2015 to fulfill its drilling obligation. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than the Development Wells until SandRidge has fulfilled its drilling obligation. A wholly owned subsidiary of SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Producing Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties (“Drilling Support Lien”). The amount obtained by the Trust pursuant to the Drilling Support Lien may not exceed $166.1 million. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered will be proportionately reduced and the completed Development Wells will be released from the lien. If SandRidge does not fulfill its drilling obligation by December 31, 2015, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in any distribution to the Trust unitholders. As of June 30, 2011, 22 Additional Drilled Wells had been drilled and completed and the maximum amount recoverable under the Drilling Support Lien had been reduced to approximately $136.4 million.

Administrative Services Agreement. On April 12, 2011, the Trust entered into an administrative services agreement with SandRidge, effective January 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. The annual fee of $200,000 is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. SandRidge has agreed to waive its administrative services fee for the first quarter of 2011. There were no amounts paid to SandRidge for administrative service fees during the six-month period ended June 30, 2011.

Derivatives Agreement. On April 12, 2011, the Trust entered into a derivatives agreement with SandRidge, effective April 1, 2011, that provides the Trust with the economic effect of certain oil and natural gas derivative contracts previously entered into by SandRidge with third parties. The underlying commodity derivative contracts cover volumes of oil and natural gas production through December 31, 2015. Under this arrangement, SandRidge will pay the Trust amounts it receives from its counterparties in accordance with the underlying contracts, and the Trust will pay SandRidge any amounts that SandRidge is required to pay its counterparties under such contracts. The Trust did not bear any costs related to the establishment of the underlying contracts. Volumes covered under the derivatives agreement include a portion of expected production from the Initial Producing Wells and expected future production from the Development Wells. The Trust does not have the ability to enter into its own derivative contracts. These commodity derivative contracts consist of fixed price swaps and collars, which are described below:

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

Oil

Period and Type of Contract	Notional (MBbl)	Weighted Avg. Fixed Price
July 2011 — December 2011 Price swap contracts	241	$103.60
January 2012 — December 2012 Price swap contracts	454	$104.15
January 2013 — December 2013 Price swap contracts	488	$102.07
January 2014 — December 2014 Price swap contracts	541	$100.94
January 2015 — December 2015 Price swap contracts	468	$101.07

Natural Gas

Period and Type of Contract	Notional (MMcf)(1)	Weighted Avg. Fixed Price	Collar Range
July 2011 — December 2011 Price swap contracts	2,086	$4.61	—
January 2012 — June 2012 Price swap contracts	2,190	$4.90	—
July 2012 — December 2012 Collars	402	—	$4.00 - $6.20
January 2013 — December 2013 Collars	858	—	$4.00 - $7.15
January 2014 — December 2014 Collars	937	—	$4.00 - $7.78
January 2015 — December 2015 Collars	1,010	—	$4.00 - $8.55

(1)	Assumes ratio of 1:1 for Mcf to MMBtu.

7. Subsequent Events

On July 22, 2011, the Trust declared a cash distribution of $1.068461 per unit covering production for the period from January 1, 2011 to May 31, 2011 for record holders as of August 15, 2011. The distribution will be paid on or about August 30, 2011. Distributable income for January 1, 2011 to May 31, 2011 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$32,815
Derivative settlements	56

Total revenues	32,871

Expenses
Post-production expenses	989
Production taxes	335
Trust administrative expenses	380
Cash reserves withheld by Trustee	1,250

Total expenses	2,954

Distributable income available to unitholders	$29,917

Distributable income per unit (28,000,000 units issued and outstanding)	$1.068461

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s financial statements and the accompanying notes included in this Quarterly Report, the Trust’s audited financial statements and the accompanying notes included in the Prospectus and the Discussion and Analysis of Historical Results from the Initial Producing Wells contained in the Prospectus.

Overview

The Trust is a statutory trust created in December 2010 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect to the Royalty Interests and the derivatives agreement (described in Note 6 to the financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trust does not conduct any operations or activities. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes.

During April 2011, the Trust completed an initial public offering of its common units, the proceeds of which were remitted to SandRidge as partial consideration for its conveyance to the Trust of Royalty Interests in the Underlying Properties as described below.

Concurrent with the public offering, SandRidge conveyed, effective January 1, 2011, Royalty Interests, which at June 30, 2011 included interests in (a) 37 Initial Producing Wells, (b) 22 Additional Drilled Wells, and (c) 101 Remaining Development Wells within an AMI in which SandRidge presently holds approximately 64,200 gross acres (43,700 net acres). SandRidge is obligated to drill, or cause to be drilled, the equivalent of 123 horizontal oil and natural gas development wells from drill sites on the leased acreage in the AMI between January 1, 2011 and December 31, 2014. A total of 22 Development Wells had been drilled and completed as of June 30, 2011. In the event of delays, SandRidge will have until December 31, 2015 to fulfill its drilling obligation to the Trust. The Trust is not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs and SandRidge will not be permitted to drill and complete any well in the Mississippian formation on lease acreage included within the AMI for its own account until it has satisfied its drilling obligation to the Trust.

The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of production of oil and natural gas attributable to SandRidge’s net revenue interest in the Initial Producing Wells and 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas attributable to SandRidge’s net revenue interest in the Development Wells. Post-production costs generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Pursuant to a derivatives agreement between the Trust and SandRidge, a portion of the production and revenues attributable to the Royalty Interests has been hedged with a combination of fixed price swaps and collars from April 1, 2011 to December 31, 2015. The Trust’s distributable income will include net settlements under this derivatives agreement.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each quarter through (and including) the quarter ending December 31, 2030. The first distribution, which will cover the first five months of 2011, will be made on or about August 30, 2011 to record unitholders as of August 15, 2011. The Trustee will withhold $1.3 million from the first distribution to establish a cash reserve available for Trust administrative expenses. The amount of the cash reserve is equivalent to the sum of the Trust’s estimated annual administrative expenses, or approximately $1.0 million, and the Trust administrative expenses expected to be incurred and paid before the third quarter distribution in November, or approximately $0.3 million.

The amount of the quarterly distributions will fluctuate from quarter to quarter depending on several factors, including:

•	timing of initial production from the Development Wells;

•	oil and natural gas prices received;

•	volumes of oil and natural gas produced and sold;

•	post-production costs and any applicable taxes;

•	amounts realized under hedging agreements; and

•	administrative expenses of the Trust and expenses paid as a result of being a publicly traded entity.

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

Period	Subordination Threshold(1)	Incentive Threshold(1)

2011
First and second quarters(2)	$0.81	$1.22
Third quarter	0.53	0.80
Fourth quarter	0.51	0.76

2012
First quarter	0.52	0.78
Second quarter	0.56	0.84
Third quarter	0.59	0.88
Fourth quarter	0.58	0.87

2013
First quarter	0.59	0.89
Second quarter	0.61	0.92
Third quarter	0.61	0.92
Fourth quarter	0.61	0.91

2014
First quarter	0.62	0.93
Second quarter	0.66	0.99
Third quarter	0.70	1.04
Fourth quarter	0.72	1.07

2015
First quarter	0.67	1.01
Second quarter	0.62	0.93
Third quarter	0.58	0.86
Fourth quarter	0.54	0.81

2016
First quarter	0.52	0.78
Second quarter	0.50	0.75
Third quarter	0.48	0.72
Fourth quarter	0.46	0.69

(1)	The subordination and incentive thresholds terminate after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation.

(2)	Includes proceeds attributable to the first five months of production from January 1, 2011 to May 31, 2011, and gives effect to the estimated $1.0 million of reserves for general and administrative expenses withheld by the Trustee and additional administrative costs relating to the formation of the Trust.

The Trust will dissolve and begin to liquidate on December 31, 2030, or the Termination Date, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% will be retained by the Trust at the Termination Date and thereafter sold, and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. SandRidge will have a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date.

Results of Trust Operations

The Trust completed its initial public offering in April 2011, and, other than the net proceeds of such offering, did not receive or disburse any funds related to the Royalty Interests, derivatives agreement or administrative expenses during the six-month period ended June 30, 2011. In August, the Trust will receive royalty income and derivative settlements related to the period from January 1, 2011 through May 31, 2011 and pay out any expenses. Such amounts will be reflected in the Trust’s financial statements for the quarter ended September 30, 2011.

As of June 30, 2011, there were 59 drilled and completed wells and five wells undergoing completion operations. SandRidge anticipates drilling an additional ten wells by September 30, 2011. However, there can be no assurance that this estimate will be realized.

On July 22, 2011, the Trust declared a cash distribution of $1.068461 per unit covering production for the period from January 1, 2011 to May 31, 2011 for record holders as of August 15, 2011. The distribution will be paid on or about August 30, 2011. Distributable income for January 1, 2011 to May 31, 2011 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$32,815
Derivative settlements	56

Total revenues	32,871

Expenses
Post-production expenses	989
Production taxes	335
Trust administrative expenses	380
Cash reserves withheld by Trustee	1,250

Total expenses	2,954

Distributable income available to unitholders	$29,917

Distributable income per unit (28,000,000 units issued and outstanding)	$1.068461

Distributable income for the period from January 1, 2011 to May 31, 2011 was higher than the target of $28.4 million primarily as a result of higher than anticipated oil and natural gas prices and production. The average price received for oil production of $92.01 per Bbl for January 1, 2011 to May 31, 2011 exceeded the price of $89.78 per Bbl assumed in preparing the target distribution level for the same period. The average price received for natural gas production of $4.12 per Mcf for January 1, 2011 to May 31, 2011 exceeded the price of $3.79 per Mcf assumed in preparing the target distribution level for the same period. Production for the period from January 1, 2011 to May 31, 2011 was 264 MBbl of oil and 1,830 MMcf of natural gas compared to production levels of 257 MBbl of oil and 1,624 MMcf of natural gas assumed in preparing the target distribution level for the same period.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective April 1, 2011. Under the derivatives agreement, SandRidge will pay the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust will pay SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts are to be settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed price ceiling or falls below the fixed price floor. The contracts underlying the derivatives agreement cover a portion of the expected volumes of oil and natural gas production through December 31, 2015, including a portion of the production from the Initial Producing Wells as well as a portion of the future production from the Development Wells. The Trust does not have the ability to enter into its own derivative contracts. See Note 6 to the financial statements contained in Part I, Item I of this Quarterly Report for a description of the Trust’s open oil and natural gas commodity derivative contracts.

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

Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts underlying the derivatives agreement between the Trust and SandRidge described above. The use of derivative contracts, including the arrangement between the Trust and SandRidge, involves the risk that SandRidge or its counterparties will be unable to meet their obligations under the contracts. The derivative contracts underlying the derivatives agreement between the Trust and SandRidge are with Deutsche Bank AG London Branch, Credit Suisse Energy LLC and Royal Bank of Canada. The counterparties for all of SandRidge’s hedging transactions have an “investment grade” credit rating. The Trust does not have the ability to enter into any additional derivative contracts.

ITEM 4. Controls and Procedures

The Trustee maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

There have been no changes in the Trustee’s internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risks Related to the Units

Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the Remaining Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease future revenues that are available for distribution to unitholders.

The drilling and completion of the Remaining Development Wells are subject to numerous risks beyond the Trust’s and SandRidge’s control, including risks that could delay the current drilling schedule for the Remaining Development Wells (including the drilling schedule of third party operators that may drill the Remaining Development Wells) and the risk that drilling will not result in commercially viable oil and natural gas production. Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. SandRidge’s and third-party operators’ decisions to develop or otherwise exploit certain areas within the AMI will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The costs of drilling, completing and operating wells for SandRidge and third-party operators are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. There can be no assurance that a Remaining Development Well that is successfully completed will pay out the capital costs spent to drill it. Drilling and production operations on the Underlying Properties may be curtailed, delayed or canceled as results of various factors, including the following:

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

In the event that drilling of the Remaining Development Wells is delayed or the Initial Producing Wells or Development Wells have lower than anticipated production due to one of the factors above or for any other reason, estimated future distributions to unitholders may be reduced. In addition, because horizontal wells drilled in the Mississippian formation in the AMI typically produce a larger volume of water than wells drilled in other areas, more saltwater disposal wells must be drilled by SandRidge. SandRidge’s inability to drill these wells or otherwise dispose of the water produced from the Initial Producing Wells and Development Wells in an efficient manner could delay production and therefore the Trust’s receipt of proceeds from the Royalty Interests.

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

Lower oil and natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil and natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil and natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil and natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interests relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well. The volatility of oil and natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

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

Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Drilled Wells have been operational for less than one year and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. Although SandRidge and Netherland Sewell and Associates, Inc. (“Netherland Sewell”), the independent third-party engineering firm that estimated the reserves attributable to the Underlying Properties analyzed historical production data from vertical wells drilled in the AMI since the 1940s, there can be no assurance that this data can accurately predict future production from horizontal wells. The lack of operational history for horizontal wells in the Mississippian formation may also contribute to the inaccuracy of estimates of proved reserves. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates, would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.

The average perforated interval length of the wells assumed for purposes of calculating the proven, undeveloped reserves (approximately 3,900 feet) is longer than the minimum perforated interval length required for SandRidge to receive credit for one full Development Well under the development agreement (2,500 feet). Further, there is no guarantee that wells drilled with shorter perforated interval lengths will achieve the same reserve recoveries as wells drilled with longer perforated interval lengths. Moreover, as with all horizontal drilling programs, there is a risk that some or all of a horizontal well could miss the target reservoir. As a result, unitholders may not receive the benefit of the total amount of estimated proven, undeveloped reserves, notwithstanding the fact that SandRidge has satisfied its drilling obligation.

Estimates of future cash distributions to unitholders, subordination thresholds and incentive thresholds are based on assumptions that are inherently subjective and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual cash distributions to differ materially from those estimated.

Target distributions to unitholders, subordination thresholds and incentive thresholds, as set forth in the Prospectus and described above in Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, were based on SandRidge’s calculations, and SandRidge did not receive an opinion or report on such calculations from any independent accountants, financial advisers, or engineers. Such calculations were based on assumptions about drilling, production, oil and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law and other matters that were inherently uncertain and were subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. For example, target distributions were based on assumptions that oil and natural gas production would be sold at prices based on settled NYMEX prices for January, February and March 2011 and NYMEX forward pricing as of March 18, 2011 for the 33-month period ending December 31, 2013, and assumed price increases after December 31, 2013 of 2.5% annually, capped at $120.00 per Bbl of oil in 2025 and $7.00 per MMBtu of natural gas in 2022, respectively. However, actual sales prices may be significantly lower. The target distributions were also based on assumptions that the Development Wells will be drilled on SandRidge’s anticipated schedule and the related Underlying Properties would achieve estimated production volumes; however, the drilling of the Development Wells could be delayed and actual production volumes may be significantly lower. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under “—Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the Remaining Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease future revenues that are available for distribution to unitholders.”

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

The subordination of certain Trust units held by SandRidge does not assure that unitholders will in fact receive any specified return on investment in the Trust.

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

In order to satisfy its drilling obligation to the Trust, SandRidge will rely upon third parties to drill the Remaining Development Wells where SandRidge is not the operator.

Pursuant to the development agreement between SandRidge and the Trust, SandRidge is obligated to drill, or cause to be drilled, 123 Development Wells in the AMI. SandRidge owns a majority working interest in approximately 91% of the locations on which it expects to drill the Remaining Development Wells, and it expects to operate such wells during the subordination period. In order to satisfy its drilling obligation, SandRidge will rely upon third-party operators to drill certain of these Development Wells. A significant portion of these wells may be drilled by a single third-party operator. The ability of third-party operators to help SandRidge meet the drilling obligation will depend on those operators’ future financial condition and economic performance and access to capital, which, in turn, will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. SandRidge may be provided little or no notice by these operators that they are failing to drill the Development Wells in accordance with pre-existing schedules. Because SandRidge does not have a majority working interest in most of the non-operated properties comprising the Underlying Properties, SandRidge may not be able to remove the operator in the event of poor or untimely performance. If the Development Wells take longer to be drilled than currently anticipated, this may delay revenue earned from the production of oil and natural gas by such wells. The revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders would similarly be delayed.

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

Production of oil, natural gas and natural gas liquids on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.

Production of oil, natural gas and natural gas liquids on the Underlying Properties could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of operations;

•	weather-related damage to drilling rigs or other facilities, resulting in suspension of operations;

•	inability to deliver materials to worksites; and

•	weather-related damage to pipelines and other transportation facilities.

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

Some of the Development Wells will be drilled in locations that currently are not serviced by natural gas gathering and transportation pipelines or locations in which existing gathering and transportation pipelines do not have sufficient capacity to transport additional production. As a result, SandRidge may not be able to sell the natural gas production from certain Development Wells until the necessary gathering systems and/or transportation pipelines are constructed or until the necessary transportation capacity on an interstate pipeline is obtained. In particular, the system SandRidge intends to use to compress and process the natural gas produced from certain of the Underlying Properties is near its capacity and may not be able to process all of the natural gas produced from the Underlying Properties. Any delay in the expansion of such system or the construction or expansion of any other natural gas gathering systems beyond the currently estimated construction schedules, or a delay in the procurement of additional transportation capacity would delay the receipt of any proceeds that may be associated with the natural gas production from the Development Wells.

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

Consistent with industry practice, SandRidge has not yet obtained drilling title opinions on the properties upon which SandRidge intends to drill the Remaining Development Wells. Prior to the drilling of a Remaining Development Well, SandRidge intends to obtain a drilling title opinion to identify defects in title to the leasehold. Frequently, as a result of such examinations, certain curative work must be done to correct identified title defects, and such curative work entails time and expense. SandRidge’s inability or failure to cure title defects could render some locations undrillable or cause SandRidge to lose its rights to some or all production from some of the Underlying Properties, which could result in a reduction in proceeds available for distribution to unitholders and the value of the Trust units if a comparable additional location to drill a Remaining Development Well cannot be identified.

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

Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. With the exception of SandRidge’s commitment to drill the Development Wells, SandRidge has no contractual obligation to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which SandRidge is not designated as the operator, SandRidge has no control over the timing or amount of those capital expenditures. SandRidge also has the right to non-consent and not participate in the capital expenditures on properties for which it is not the operator, in which case SandRidge and the Trust will not receive the production resulting from such capital expenditures. If SandRidge or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently estimated or expected by SandRidge or estimated in the reserve report issued by Netherland Sewell.

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

Further, during the subordination period, SandRidge will be entitled to receive a quarterly incentive distribution from the Trust equal to 50% of the amount by which cash available to be paid to all unitholders exceeds the incentive threshold for the applicable quarter.

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

The Trust’s counterparty under the derivatives agreement is SandRidge, whose counterparties are Deutsche Bank AG London Branch, Credit Suisse Energy, LLC, and Royal Bank of Canada. In the event that any of the counterparties to the oil and natural gas hedging contracts defaults on its obligations to make payments under such contracts, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. SandRidge will not be required to make payments to the Trust under the derivatives agreement to the extent of payment defaults by SandRidge’s hedge contract counterparties. The Trust has no ability to enter into its own hedges.

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

Pursuant to the terms of the development agreement, SandRidge is obligated to drill, or cause to be drilled, the Development Wells at its own expense. SandRidge owns a majority working interest in approximately 91% of the locations on which it expects to drill the Remaining Development Wells, and it expects to operate such wells until completion of its drilling obligation. As of June 30, 2011, SandRidge is also the operator of 81% of the Drilled Wells. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. Additionally, SandRidge is the

counterparty to the Trust’s derivatives agreement and has certain obligations to the Trust under the agreement. In the event that SandRidge defaults on its obligation to make payments under the derivatives agreement, the cash distributions to the Trust unitholders may be materially reduced as these payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. Due to the Trust’s reliance on SandRidge to fulfill these numerous obligations, the value of the Trust’s Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

SandRidge’s ability to perform these obligations depends on its future financial condition and economic performance and access to capital, which in turn depends upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond SandRidge’s control.

In the event that SandRidge defaults on its obligation to drill the Remaining Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of SandRidge’s remaining interests in the undeveloped portions of the AMI. As of June 30, 2011, the maximum amount the Trust can recover in such a foreclosure action is approximately $136.4 million, which will be reduced proportionately as each Remaining Development Well is drilled. There can be no assurance that the value of SandRidge’s interests in the undeveloped portions of the AMI secured by the Drilling Support Lien will be equal to the amount recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral may be expensive and time-consuming and delay the drilling and completion of the Remaining Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution. Any amounts actually recovered in a foreclosure action would be applied to completion of SandRidge’s drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Development Well Royalty Interest. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.

SandRidge will not be required to maintain a segregated account for proceeds payable to the Trust. The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of SandRidge’s retained interest in the Underlying Properties for the period of time between SandRidge’s sale of hydrocarbons attributable to the Royalty Interests and the quarterly payment to the Trust of its share of proceeds. It is possible that the Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against SandRidge’s retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. If there is an event of default under SandRidge’s credit facility, SandRidge must keep its accounts with banks that enter into control agreements with the administrative agent under the credit facility, which would permit the administrative agent to direct payment of funds in such accounts during the pendency of an event of default. In addition, during any bankruptcy of SandRidge, it is possible that payments of the royalties may be delayed or deferred. During the pendency of any SandRidge bankruptcy proceedings, the Trust’s ability to foreclose on the Drilling Support Lien, and the ability to collect cash payments being held in SandRidge’s accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Drilling Support Lien is possible, and it cannot be guaranteed that a bankruptcy court would permit such foreclosure. It is possible that the bankruptcy would also delay the execution of a new agreement with another driller or operator. If the Trust enters into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell oil and natural gas at the same prices as SandRidge was able to achieve.

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

There is inherent risk of incurring significant environmental costs and liabilities in the performance of SandRidge’s operations due to its handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to its operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, SandRidge could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether SandRidge was responsible for the release or contamination or if the operations were not in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which SandRidge’s wells are drilled and facilities where SandRidge’s petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose SandRidge to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require SandRidge to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. SandRidge may not be able to recover some or any of these costs from insurance. As a result of the increased cost of compliance, SandRidge may decide to discontinue drilling. Additionally, permitting delays may inhibit SandRidge’s ability to drill the Remaining Development Wells on schedule.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices not currently employed by SandRidge in the AMI. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012 and final results by 2014. Also, for the second consecutive session, legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For instance, in June 2011, Texas adopted a law that requires disclosure to the Railroad Commission of Texas of the additives and other chemicals contained in hydraulic fracturing fluids used in the state, subject to certain trade secret protections. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for SandRidge to perform fracturing to stimulate production from the Mississippian formation and thereby affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that SandRidge is ultimately able to produce in commercial quantities from the Underlying Properties.

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

The anticipated after-tax economic benefit of an investment in the Trust units depends largely on the Trust being treated as a partnership for U.S. federal income tax purposes. The Trust has not requested, and does not plan to request, a ruling from the IRS, on this or any other tax matter affecting it.

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

The Trust Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Trust to taxation as a corporation or otherwise subjects it to entity-level taxation for U.S. federal income tax purposes, the target distribution amounts may be adjusted to reflect the impact of that law on the Trust.

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

If a unitholder sells its Trust units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust units. Because distributions in excess of a unitholder’s allocable share of the Trust’s net taxable income decrease the unitholder’s tax basis in its Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units unitholders sell will, in effect, become taxable income to unitholders if unitholders sell such Trust units at a price greater than the unitholder’s tax basis in those Trust units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion recapture.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning the Trust units that may result in adverse tax consequences to them.

Investment in Trust units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons may be required to file U.S. federal income tax returns and pay tax on their share of the Trust’s taxable income. If a unitholder is a tax exempt entity or a non-U.S. person, the unitholder should consult a tax advisor before investing in the Trust units.

The Trust will treat each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

Due to a number of factors, including the Trust’s inability to match transferors and transferees of Trust units, the Trust will adopt positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to a unitholder’s tax returns.

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

The Trust will generally prorate its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date instead of on the basis of the date a particular Trust unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, the Trust’s counsel is unable to opine as to the validity of this method. If the IRS were to challenge the Trust’s proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders.

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

Among the changes contained in President Obama’s Budget Proposal for Fiscal Year 2012 is the elimination of certain key U.S. federal income tax preferences relating to oil and natural gas exploration and production. The President’s budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. Specifically, the budget proposes to repeal the deduction for percentage depletion with respect to wells, including perpetual royalty interests in such wells, in which case only cost depletion would be available.

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

Date: August 15, 2011

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