Form 10-Q
period 2011-09-30
SandRidge Mississippian Trust I
filed 2011-11-14
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(800) 852-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 9, 2011, 21,000,000 Common Units and 7,000,000 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended September 30, 2011

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II and elsewhere herein regarding the proved oil and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, budgets, project costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part II of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business and the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1.	Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,148	$1
Investment in royalty interests	308,964	—
Less: accumulated amortization	(17,576)	—

Net investment in royalty interests	291,388	—

Total assets	$292,536	$1

TRUST CORPUS
Trust corpus, 21,000,000 common units and 7,000,000 subordinated units issued and outstanding at September 30, 2011	$292,536	$1

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENT OF DISTRIBUTABLE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands, except unit and per unit data)

(Unaudited)

Revenues
Royalty income	$32,815
Derivative settlements, net	56

Total revenues	32,871

Expenses
Post-production expenses	989
Production taxes	335
Trust administrative expenses	505
Cash reserves withheld, net of amounts used for current Trust expenses	1,125

Total expenses	2,954

Distributable income available to unitholders	$29,917

Distributable income per unit (28,000,000 units issued and outstanding)	$1.07

The accompanying notes are an integral part of this financial statement.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENT OF CHANGES IN TRUST CORPUS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

(Unaudited)

Trust corpus, December 31, 2010	$1
Issuance of Trust units	336,893
Conveyance of royalty interests	308,964
Consideration paid for conveyance of royalty interests	(336,893)
Amortization of investment in royalty interests	(17,576)
Net cash reserves withheld	1,125
Distributable income	29,917
Distributions paid or payable to unitholders	(29,917)
Cash deposit	22

Trust corpus, September 30, 2011	$292,536

The accompanying notes are an integral part of this financial statement.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization of Trust

SandRidge Mississippian Trust I (the “Trust”) is a statutory trust formed on December 30, 2010 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to acquire and hold the Royalty Interests for the benefit of Trust unitholders pursuant to a trust agreement dated as of December 30, 2010, and subsequently amended and restated as of April 12, 2011, by and among SandRidge, the Trustee and the Delaware Trustee (the “Trust Agreement”). These Royalty Interests were derived from SandRidge’s interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma (the “Underlying Properties”). As of September 30, 2011, these properties consisted of (a) 36 wells producing at December 31, 2010, and one additional well undergoing completion operations at that time (together, the “Initial Wells”), (b) 37 additional wells (equivalent of approximately 42 development wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2010 and September 30, 2011 (the “Additional Drilled Wells” and, together with the Initial Wells, the “Drilled Wells”) and (c) the equivalent of approximately 81 oil and natural gas development wells to be drilled in the Mississippian formation (the “Remaining Development Wells” and, together with the Additional Drilled Wells, the “Development Wells”) in an area of mutual interest (“AMI”). As specified in the development agreement executed by the Trust with SandRidge (see Note 6), SandRidge will be credited for having drilled one full Development Well if the well is drilled and perforated for completion with a minimum perforated length of 2,500 feet in a specified target formation and SandRidge’s net revenue interest in the well is equal to 57.0%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The business and affairs of the Trust are managed by the Trustee. The Trust Agreement generally limits the Trust’s business activities to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and a derivatives agreement between the Trust and SandRidge.

The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Initial Wells and 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Development Wells beginning on the effective date of the conveyance, January 1, 2011.

The Trust is not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs. The Trust’s cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests. Post-production costs generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. The Trust’s distributable income is adjusted for amounts realized and paid under the derivatives agreement with SandRidge, as discussed further in Note 6, and is reduced by the Trust’s cash reserves withheld by the Trustee and general and administrative expenses when paid.

Through an initial public offering in April 2011, the Trust sold 17,250,000 of its common units to the public for net proceeds, after payment of offering expenses, of approximately $336.9 million. The Trust delivered the net proceeds of the initial public offering, along with 3,750,000 common units and 7,000,000 subordinated units, to certain wholly owned subsidiaries of SandRidge, in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions and as of September 30, 2011, there were 28,000,000 Trust units, consisting of 21,000,000 common and 7,000,000 subordinated units, issued and outstanding. The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions as described below.

The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Development Wells (described above), the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the Subordination Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received rather than when earned and expenses when paid rather than when incurred and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The accompanying financial statements have been prepared by the Trust in accordance with the accounting policies noted below and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2010 audited financial statements and notes of the Trust thereto included in the final prospectus filed with the SEC by the Trust pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 7, 2011 (the “Prospectus”).

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

Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and trust corpus and the reported amounts of revenues and expenses during the reporting period. Significant estimates that impact the Trust’s financial statements include estimates of proved oil and natural gas reserves, which are used to compute the Trust’s amortization of investment in royalty interests and, as necessary, to evaluate potential impairment of its investment in royalty interests. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents consist of all highly-liquid instruments with maturities of three months or less at the time of purchase.

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

Significant dispositions or abandonments of the Underlying Properties are charged to investment in royalty interests and the trust corpus. Amortization of investment in royalty interests is calculated on a units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. Amortization is recorded when units are produced. Such amortization does not reduce distributable income, rather it is charged directly to trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an assessment is necessary, an impairment would be indicated when the net capitalized costs of investment in royalty interests exceeds undiscounted future net revenues attributable to the Trust’s interest in the proved oil and natural gas reserves of the Underlying Properties. The Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the proved oil and natural gas reserves attributable to the Royalty Interests. Any such write-down would be charged directly to trust corpus and would not reduce distributable income.

Derivative Financial Instruments. The Trust has entered into a derivatives agreement with SandRidge to manage risks related to changes in oil and natural gas prices. See Note 6. The Trust uses the cash method to account for derivative instruments, under which it records benefits or obligations from derivative contracts when such benefits are received or obligations are paid. The fair market values and changes in the fair market value of the derivative contracts are not included in the accompanying financial statements as the statements are presented on a modified cash basis. The Trust received net settlement proceeds of approximately $56,000 related to the derivatives agreement during the three and nine-month periods ended September 30, 2011.

Revenue and Expenses. Revenues received by the Trust are net of existing royalties and overriding royalties associated with SandRidge’s interests and are reduced by gathering and post-production expenses and production taxes in order to determine distributable income. The Trust’s distributable income is adjusted for amounts received or paid under the derivatives agreement and is reduced by cash reserves withheld by the Trustee and other allowable costs such as general and administrative expenses, when paid. The Royalty Interests are not burdened by field and lease operating expenses.

3. Income Taxes

The Trust is a Delaware statutory trust, which is treated as a partnership for federal and applicable state income taxes. Consequently, the Trust will not incur any income tax liability.

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter through (and including) the quarter ending December 31, 2030. The first distribution, which covered production for the five month period from January 1, 2011 to May 31, 2011, of $29.9 million or $1.068461 per unit, was made on August 30, 2011 to record unitholders as of August 15, 2011. Subsequent distributions will cover a three-month period. The Trustee withheld $1.6 million from the first distribution to pay future Trust administrative expenses, including approximately $0.5 million paid in September 2011, and to establish a $1.0 million cash reserve. Distributions to unitholders are recorded when declared. See Note 7 for discussion of the Trust’s quarterly distribution to be made in November 2011.

5. Loan Commitment

Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. As of September 30, 2011, there was no such loan outstanding with SandRidge.

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2017. The Trustee waived its administrative fee for the first quarter of 2011. During the third quarter of 2011, the Trust paid the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust, the Trustee’s acceptance fee in the amount of $10,000 and the Trustee’s administrative fees for the second and third quarters, totaling $75,000.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

Registration Rights Agreement. On April 12, 2011, the Trust entered into a registration rights agreement for the benefit of SandRidge and certain of its affiliates. Pursuant to the registration rights agreement, the Trust agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge.

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

A wholly owned subsidiary of SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties (“Drilling Support Lien”). The amount recoverable by the Trust pursuant to the Drilling Support Lien may not exceed $166.1 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and the Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by December 31, 2015, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of September 30, 2011, SandRidge had drilled and perforated for completion approximately 42 Development Wells, and, accordingly, the maximum amount recoverable under the Drilling Support Lien had been reduced to approximately $109.6 million.

Administrative Services Agreement. On April 12, 2011, the Trust entered into an administrative services agreement with SandRidge, effective January 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the Trust Agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. SandRidge agreed to waive its administrative services fee for the first quarter of 2011. During the third quarter of 2011, the Trust paid $50,000 to SandRidge for administrative service fees related to the second quarter 2011.

Derivatives Agreement. On April 12, 2011, the Trust entered into a derivatives agreement with SandRidge, effective April 1, 2011, that provides the Trust with the economic effect of certain oil and natural gas derivative contracts previously entered into by SandRidge with third parties. The underlying commodity derivative contracts cover volumes of oil and natural gas production through December 31, 2015. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. The Trust did not bear any costs related to the establishment of the underlying contracts. The Trust does not have the ability to enter into its own derivative contracts. The commodity derivative contracts underlying the derivatives agreements consist of fixed price swaps and collars, which are described below:

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

The following tables present as of September 30, 2011 the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement. All of the oil contracts are fixed price swap contracts, while the natural gas contracts consist of both fixed price swap contracts and collars.

Oil – Price Swaps

Contract Period	Notional (MBbl)	Weighted Avg. Fixed Price
October 2011 — December 2011	120	$103.60
January 2012 — December 2012	454	$104.15
January 2013 — December 2013	488	$102.07
January 2014 — December 2014	541	$100.94
January 2015 — December 2015	468	$101.07

Natural Gas – Price Swaps

Contract Period	Notional (MMcf)(1)	Weighted Avg. Fixed Price
October 2011 — December 2011	1,013	$4.61
January 2012 — June 2012	2,190	$4.90

Natural Gas – Collars

Contract Period	Notional (MMcf)(1)	Collar Range
July 2012 — December 2012	402	$4.00 - $6.20
January 2013 — December 2013	858	$4.00 - $7.15
January 2014 — December 2014	937	$4.00 - $7.78
January 2015 — December 2015	1,010	$4.00 - $8.55

(1)	Assumes ratio of 1:1 for Mcf to MMBtu.

7. Subsequent Events

On October 28, 2011, the Trust declared a cash distribution of $0.816423 per unit covering production for the three-month period from June 1, 2011 to August 31, 2011 for record holders as of November 15, 2011. The distribution will be paid on or about November 30, 2011. Distributable income for June 1, 2011 to August 31, 2011 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$23,100
Derivative settlements, net	1,521

Total revenues	24,621

Expenses
Post-production expenses	760
Production taxes	236
Cash reserves withheld by Trustee (1)	324

Total expenses	1,320

Income available for distribution prior to incentive calculation	23,301

Less: Incentive distribution to SandRidge	441

Distributable income available to unitholders	$22,860

Distributable income per unit (28,000,000 units issued and outstanding)	$0.816423

(1)	Includes amounts withheld for annual Trust administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report, the Trust’s audited financial statement and the accompanying notes included in the Prospectus and the Discussion and Analysis of Historical Results from the Initial Wells contained in the Prospectus.

Overview

The Trust is a statutory trust created on December 30, 2010 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 6 to the financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes.

During April 2011, the Trust completed an initial public offering of its common units, the net proceeds of which were remitted to SandRidge as partial consideration for its conveyance to the Trust of Royalty Interests in the Underlying Properties as described below.

Concurrent with the initial public offering, SandRidge conveyed to the Trust, effective January 1, 2011, the Royalty Interests, which at September 30, 2011 included interests in (a) 37 Initial Wells, (b) 37 Additional Drilled Wells (equivalent of approximately 42 development wells under the development agreement) and (c) approximately 81 Remaining Development Wells within an AMI in which SandRidge holds approximately 64,200 gross acres (42,200 net acres). SandRidge is obligated to drill, or cause to be drilled, the equivalent of 123 horizontal oil and natural gas development wells on the leased acreage in the AMI on or before December 31, 2014. In the event of delays, SandRidge will have until December 31, 2015 to fulfill its drilling obligation to the Trust. As specified in the development agreement executed by the Trust with SandRidge, SandRidge will be credited for having drilled one full Development Well if a well is drilled and perforated for completion with a minimum perforated length of 2,500 feet within a specified target formation and SandRidge’s net revenue interest in the well is equal to 57.0%. The Trust is not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs and SandRidge will not be permitted to drill and complete any well in the Mississippian formation on lease acreage included within the AMI for its own account until it has satisfied its drilling obligation to the Trust. A wholly owned subsidiary of SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Drilled Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The amount recoverable under the lien is reduced and the properties subject to the lien are released, in each case, as SandRidge fulfills its drilling obligation under the development agreement. As of September 30, 2011, SandRidge had drilled and perforated for completion approximately 42 Development Wells, and, accordingly, the maximum amount recoverable under the Drilling Support Lien had been reduced to approximately $109.6 million. As of September 30, 2011, there were 72 producing wells subject to the Royalty Interests and three wells awaiting completion. SandRidge anticipates drilling 15 of the Remaining Development Wells by December 31, 2011. However, there can be no assurance that this estimate will be realized.

The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Initial Wells and 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil and natural gas production attributable to SandRidge’s net revenue interest in the Development Wells. Pursuant to a derivatives agreement between the Trust and SandRidge, a portion of the sales associated with oil and natural gas production attributable to the Royalty Interests has been economically hedged with a combination of fixed price swaps and collars from April 1, 2011 to December 31, 2015. The Trust’s distributable income includes net settlements under this derivatives agreement.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter through (and including) the quarter ending December 31, 2030. The amount of the quarterly distributions will fluctuate from quarter to quarter depending on several factors, including:

•	timing of initial production from the Development Wells;

•	oil and natural gas prices received;

•	volumes of oil and natural gas produced and sold;

•	post-production costs and any applicable taxes;

•	amounts realized and paid under derivative agreements; and

•	the Trust’s general and administrative expenses.

Subordination Threshold. In order to provide support for cash distributions on the common units, 7,000,000 units (65% of the Trust units SandRidge owns and 25% of Trust units outstanding) are subordinated units. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold for the corresponding quarter as set forth in the Trust Agreement and Prospectus and as shown below. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge), up to the Subordination Threshold amounts.

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

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the fourth quarter of 2016, as set out in the Trust Agreement and as included in the Prospectus.

Period	Subordination Threshold(1)	Incentive Threshold(1)

2011
Third quarter	$0.53	$0.80
Fourth quarter	0.51	0.76

2012
First quarter	0.52	0.78
Second quarter	0.56	0.84
Third quarter	0.59	0.88
Fourth quarter	0.58	0.87

2013
First quarter	0.59	0.89
Second quarter	0.61	0.92
Third quarter	0.61	0.92
Fourth quarter	0.61	0.91

2014
First quarter	0.62	0.93
Second quarter	0.66	0.99
Third quarter	0.70	1.04
Fourth quarter	0.72	1.07

2015
First quarter	0.67	1.01
Second quarter	0.62	0.93
Third quarter	0.58	0.86
Fourth quarter	0.54	0.81

2016
First quarter	0.52	0.78
Second quarter	0.50	0.75
Third quarter	0.48	0.72
Fourth quarter	0.46	0.69

(1)	Each of the Subordination Threshold and Incentive Threshold terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation.

The Trust will dissolve and begin to liquidate on the Termination Date and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% will be retained by the Trust at the Termination Date and thereafter sold, and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. SandRidge will have a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date.

Results of Trust Operations

Trust Operations for the Three and Nine Months Ended September 30, 2011

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production costs, production taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three and nine-month periods ended September 30, 2011, consisting of the August net revenue distribution and net derivative settlement from SandRidge, is presented below.

Three and Nine Months Ended September 30, 2011(1)
Production data
Oil (MBbl)	264
Natural gas (MMcf)	1,830
Combined equivalent volumes (MBoe)	569

Average prices
Oil (per Bbl)	$92.01
Natural gas (per Mcf)	$4.66
Combined equivalent (per Boe)	$57.67

Average prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)	$91.40
Natural gas (per Mcf)	$4.24
Combined equivalent (per Boe)	$56.03

Production taxes (per Boe)	$0.59

(1)	Oil and natural gas volumes and related revenues and expenses for the three and nine-month periods ended September 30, 2011 (included in SandRidge’s August net revenue distribution to the Trust) represent oil and natural gas production from January 1, 2011 to May 31, 2011.

Royalty Income. Royalty income received during the three and nine-month periods ended September 30, 2011 totaled $32.8 million based upon production attributable to the Royalty Interests of 264 MBbls of oil and 1,830 MMcf of natural gas. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the three and nine-month periods ended September 30, 2011 were $92.01 per barrel of oil and $4.66 per Mcf of natural gas.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 through the use of oil and natural gas fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three and nine-month periods ended September 30, 2011 were approximately $56,000, which effectively decreased the average price received for oil by $0.61 per Bbl to $91.40 per Bbl and increased the average price received for natural gas by $0.12 per Mcf to $4.78 per Mcf.

Post-Production Costs. The Trust bears post-production costs attributable to production from the Royalty Interests. Post-production costs generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production costs for the three and nine-month periods ended September 30, 2011 totaled $1.0 million.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three and nine-month periods ended September 30, 2011 totaled $0.3 million, or $0.59 per Boe, and were approximately 1.0% of royalty income.

Distributable Income. Distributable income for the three and nine-month periods ended September 30, 2011 was $29.9 million, which reflected a $1.6 million reduction to establish a cash reserve for the payment of future Trust administrative expenses. The amount of the cash reserve was equivalent to the sum of the Trust’s estimated annual administrative expenses, or approximately $1.0 million, and the Trust administrative expenses expected to be incurred and paid before the quarterly distribution in May 2012, or approximately $0.6 million.

Distributable income for the three and nine-month periods ended September 30, 2011 of $29.9 million was higher than the target of $28.4 million for the period primarily as a result of higher than anticipated oil and natural gas production. Actual production volumes of 264 MBbl of oil and 1,830 MMcf of natural gas for the period from January 1, 2011 to May 31, 2011 exceeded assumed production of 257 MBbl of oil and 1,624 MMcf of natural gas used in preparing the target distribution level for the period. The average price received for oil produced from January 1, 2011 to May 31, 2011, including the impact of derivative settlements, was $91.40 per Bbl compared to $92.02 per Bbl assumed in preparing the target distribution level for the period. The average price received for natural gas produced from January 1, 2011 to May 31, 2011, including the impact of derivative settlements and post-production expenses of approximately $1.0 million, was $4.24 per Mcf of natural gas compared to $4.16 per Mcf assumed in preparing the target distribution level for the period.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and derivative contracts under the derivatives agreement, and borrowings to fund administrative expenses, including amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions described above. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds to pay such expenses. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid.

Trust Distributions to Unitholders. On July 22, 2011, the Trust declared a cash distribution of $1.068461 per unit covering production for the period from January 1, 2011 to May 31, 2011 for record holders as of August 15, 2011. The distribution, totaling $29.9 million, was made on August 30, 2011.

Future Trust Distributions to Unitholders. On October 28, 2011, the Trust declared a cash distribution of $0.816423 per unit covering production for the period from June 1, 2011 to August 31, 2011 for record holders as of November 15, 2011. The distribution will be paid on or about November 30, 2011 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$23,100
Derivative settlements, net	1,521

Total revenues	24,621

Expenses
Post-production expenses	760
Production taxes	236
Cash reserves withheld by Trustee(1)	324

Total expenses	1,320

Income available for distribution prior to incentive calculation	23,301

Less: Incentive distribution to SandRidge	441

Distributable income available to unitholders	$22,860

Distributable income per unit (28,000,000 units issued and outstanding)	$0.816423

(1)	Includes amounts withheld for annual Trust administrative expenses.

Quarterly cash available for distribution on all units of $23.3 million exceeded 120% of the target distribution for the period, resulting in a distribution to all unitholders equal to the Incentive Threshold plus 50% of the amount by which cash available for distribution exceeded the Incentive Threshold.

Critical Accounting Policies and Estimates

Refer to Note 2 to the financial statements contained in Part I, Item I of this Quarterly Report for a description of the Trust’s accounting policies and use of estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective April 1, 2011. Under the derivatives agreement, SandRidge will pay the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust will pay SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange (“NYMEX”) prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil and natural gas production from the Initial Wells as well as a portion of the anticipated future production from the Development Wells through December 31, 2015. The Trust does not have the ability to enter into its own derivative contracts. See Note 6 to the financial statements contained in Part I, Item I of this Quarterly Report for a description of the Trust’s open oil and natural gas derivative contracts.

Commodity Price Risk. As the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil and natural gas prices received for the Trust’s share of production.

Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of derivative contracts, including the arrangement between the Trust and SandRidge, involves the risk that SandRidge or its counterparties will be unable to meet their obligations under the contracts. The Trust’s counterparty under the derivatives agreement is SandRidge, whose counterparties are institutions with an “investment grade” credit rating. The Trust does not have the ability to enter into any additional derivative contracts. SandRidge is not required to pay the Trust to the extent of payment defaults by SandRidge’s counterparties.

ITEM 4. Controls and Procedures

The Trustee maintains disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Michael Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

There have been no changes in the Trustee’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

The drilling and completion of the Remaining Development Wells are subject to numerous risks beyond the Trust’s and SandRidge’s control, including risks that could delay the current drilling schedule for the Remaining Development Wells (including the drilling schedule of third-party operators that may drill the Remaining Development Wells) and the risk that drilling will not result in commercially viable oil and natural gas production. Drilling for oil and natural gas can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. SandRidge’s and third-party operators’ decisions to develop or otherwise exploit certain areas within the AMI will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The costs of drilling, completing and operating wells for SandRidge and third-party operators are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. There can be no assurance that a Remaining Development Well that is successfully completed will pay out the capital costs spent to drill it. Drilling and production operations on the Underlying Properties may be curtailed, delayed or canceled as results of various factors, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements including permitting;

•	unusual or unexpected geological formations and miscalculations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	lack of adequate electrical infrastructure;

•	unexpected operational events and drilling conditions;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts and explosions;

•	lost or damaged drilling and service tools;

•	loss of drilling fluid circulation;

•	uncontrollable flows of oil and natural gas, water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil and natural gas leaks, pipeline ruptures and discharges of toxic gases;

•	adverse weather conditions, such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes;

•	reductions in oil and natural gas prices;

•	oil and natural gas property title problems; and

•	market limitations for oil and natural gas.

In the event that drilling of the Remaining Development Wells is delayed or the Initial Wells or Development Wells have lower than anticipated production due to one of the factors above or for any other reason, estimated future distributions to unitholders may be reduced. In addition, wells drilled in the Mississippian formation in the AMI typically produce a large volume of water, which requires the drilling of saltwater disposal wells. SandRidge’s inability to drill these wells or otherwise dispose of the water produced from the Initial Wells and Development Wells in an efficient manner could delay production and therefore the Trust’s receipt of proceeds from the Royalty Interests.

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

For oil, from 2007 through September 30, 2011, the highest monthly NYMEX settled price was $140.00 per Bbl and the lowest was $41.68 per Bbl. For natural gas, from 2007 through September 30, 2011, the highest monthly NYMEX settled price was $13.11 per MMBtu (one million British Thermal Units) and the lowest was $2.84 per MMBtu. In addition, the market price of oil and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil and natural gas for heating purposes during the winter season.

Lower oil and natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economic to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil and natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil and natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil and natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interests relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well. The volatility of oil and natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders. For a discussion of certain risks related to the Trust’s hedging arrangements, see “—The hedging contracts entered into by SandRidge pursuant to the derivatives agreement cover only a portion of the oil and natural gas production attributable to the Trust, and such contracts limit the Trust’s ability to benefit from commodity price increases for hedged volumes above the corresponding hedge price.”

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Royalty Interests. The Trust’s reserve quantities and revenues are based on estimates of reserve quantities and revenues for the Underlying Properties. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the Underlying Properties could be materially less than estimated amounts. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

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

The average perforated interval length of the wells assumed for purposes of calculating the proven, undeveloped reserves (approximately 3,900 feet) is longer than the minimum perforated interval length required for SandRidge to receive credit for one full Development Well under the development agreement (2,500 feet). Further, there is no guarantee that wells drilled with shorter perforated interval lengths will achieve the same reserve recoveries as wells drilled with longer perforated interval lengths. Moreover, as with all horizontal drilling programs, there are risks that some or all of a horizontal well could miss the target reservoir and that the quality of the target reservoir is less than that assumed for purposes of the Trust’s reserve reports As a result, unitholders may not receive the benefit of the total amount of estimated proven, undeveloped reserves, notwithstanding the fact that SandRidge has satisfied its drilling obligation.

In certain circumstances the Trust may have to make cash payments under the hedging arrangements and these payments could be significant.

If actual production is below the amounts forecast in the Trust’s reserve reports and oil or natural gas prices rise, the hedging arrangements entered into by the Trust may result in the Trust having to make cash payments under the hedging arrangements that could, in certain circumstances, be significant. Swap contracts underlying the derivatives agreement between SandRidge and the Trust provide the Trust with the right to receive from SandRidge the excess of the fixed price specified in the hedge contract over a floating market price, multiplied by the volume of production hedged. If the floating market price exceeds the specified fixed price, the Trust must pay SandRidge this difference in price multiplied by the volume of production hedged, even if the production attributable to the Trust’s royalty interests is insufficient to cover the volume of production specified in the applicable hedge contracts. Accordingly, if the production attributable to the Royalty Interests is less than the volume hedged and the floating market price exceeds the specified fixed price, the Trust will have to make payments against which it will have insufficient offsetting cash receipts from the sale of production attributable to the Royalty Interests. Furthermore, if one or more of the purchasers of the production attributable to the Underlying Properties defaults on a payment obligation, the Trust may have insufficient cash receipts to make payments under the hedging arrangements. If these payments become too large, the Trust’s liquidity and cash available for distribution may be adversely affected.

Estimates of the target distributions to unitholders, Subordination Thresholds and Incentive Thresholds are based on assumptions that are inherently subjective and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual cash distributions to differ materially from those estimated.

The estimates of target distributions to unitholders, Subordination Thresholds and Incentive Thresholds, as set forth in the Prospectus and described above in Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, were based on SandRidge’s calculations, and SandRidge did not receive an opinion or report on such calculations from any independent accountants, financial advisers, or engineers. Such calculations were based on assumptions about drilling, production, oil and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law and other matters that were inherently uncertain and were subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. For example, these estimates have assumed that oil and natural gas production would be sold at prices consistent with settled NYMEX prices for January,

February and March 2011 and NYMEX forward pricing as of March 18, 2011 for the remainder of the period ending December 31, 2013, and assumed price increases after December 31, 2013 of 2.5% annually, capped at $120.00 per Bbl of oil in 2025 and $7.00 per MMBtu of natural gas in 2022, respectively. However, actual sales prices may be significantly lower. Additionally, these estimates assume that the Remaining Development Wells will be drilled on SandRidge’s anticipated schedule and the related Underlying Properties will achieve production volumes set forth in the Trust’s reserve reports; however, the drilling of the Remaining Development Wells may be delayed and actual production volumes may be significantly lower. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under “—Drilling for and producing oil and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the Remaining Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease future revenues that are available for distribution to unitholders.”

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

For Development Wells drilled on properties where SandRidge is not the operator, SandRidge will rely on third-party operators to drill the Development Wells, and for those Development Wells where SandRidge is the operator, SandRidge may rely on third-party servicers to conduct the drilling operations.

SandRidge owns a majority working interest in substantially all of the locations on which it expects to drill the Development Wells, and it expects to operate such wells during the subordination period. For Development Wells drilled on properties where SandRidge is not the operator, however, SandRidge will rely on third-party operators to drill the Development Wells. In addition, where SandRidge is the operator of a Development Well, it may rely on third-party servicers to perform the necessary drilling operations. The ability of third-party servicers to perform such drilling operations will depend on those servicers’ financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors. The failure of a third-party servicer to adequately perform operations could delay drilling or completion or reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. If the Development Wells take longer to be drilled and completed than currently anticipated, this may delay revenue earned from the production of oil and natural gas by such wells. The revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders would similarly be delayed.

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

Shortages or increases in costs of equipment, services and qualified personnel could delay the drilling of the Remaining Development Wells and result in a reduction in the amount of cash available for distribution.

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly hinder SandRidge’s ability to perform the drilling obligations and delay completion of the Remaining Development Wells, which would reduce future distributions to Trust unitholders.

Due to the Trust’s lack of industry and geographic diversification, adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.

The Underlying Properties will be operated for oil and natural gas production only and are focused exclusively in the Mississippian formation in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma. This concentration could disproportionately expose the Trust’s interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust’s interests, adverse developments in the oil and natural gas market or the area of the Underlying Properties, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust’s financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.

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

The existence of a title deficiency with respect to the Underlying Properties could reduce the value or render a property worthless, thus adversely affecting the distributions to unitholders. SandRidge does not obtain title insurance covering oil, natural gas and mineral leaseholds. Additionally, undeveloped leasehold acreage has greater risk of title defects than developed acreage.

SandRidge has not necessarily obtained drilling title opinions on all of the Underlying Properties. Frequently, as a result of title examinations, certain curative work must be done to correct identified title defects, and such curative work entails time and expense. SandRidge’s inability or failure to cure title defects could render some locations undrillable or cause SandRidge to lose its rights to some or all production from some of the Underlying Properties, which could result in a reduction in proceeds available for distribution to unitholders and the value of the Trust units if a comparable additional location to drill a Remaining Development Well cannot be identified.

The Trust is passive in nature and has no stockholder voting rights in SandRidge, managerial, contractual or other ability to influence SandRidge, or control over the field operations of, sale of oil and natural gas from, or development of, the Underlying Properties.

Trust unitholders have no voting rights with respect to SandRidge and, therefore, have no managerial, contractual or other ability to influence SandRidge’s activities or operations of the Underlying Properties. In addition, some of the Development Wells may be operated by third parties unrelated to SandRidge. Such third-party operators may not have the operational expertise of SandRidge within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, the Underlying Properties.

The oil and natural gas reserves estimated to be attributable to the Underlying Properties of the Trust are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

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

Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. With the exception of SandRidge’s commitment to drill the Development Wells, SandRidge has no contractual obligation to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which SandRidge is not designated as the operator, SandRidge has no control over the timing or amount of those capital expenditures. SandRidge also has the right to non-consent and not participate in the capital expenditures on properties for which it is not the operator, in which case SandRidge and the Trust will not receive the production resulting from such capital expenditures. If SandRidge or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by SandRidge or estimated in the Trust’s reserve reports.

The Trust Agreement provides that the Trust’s business activities are limited to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and natural gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.

An increase in the differential between the price realized by SandRidge for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.

The prices received for SandRidge’s oil and natural gas production usually fall below benchmark prices, such as NYMEX. The difference between the price received and the benchmark price is called a differential. The amount of the differential will depend on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, Btu content and post-production costs. These factors can cause differentials to be volatile from period to period. SandRidge has little or no control over the factors that determine the amount of the differential, and cannot accurately predict natural gas or crude oil differentials. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units. The target distributions were prepared using an assumed negative differential of 19% from NYMEX futures prices for natural gas, and an assumed negative differential of $5.00 per barrel from NYMEX futures prices for oil.

The amount of cash available for distribution by the Trust is reduced by post-production costs and applicable taxes associated with the Royalty Interests, Trust expenses and incentive distributions payable to SandRidge.

The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include the following:

•	the Trust’s share of the costs incurred by SandRidge to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas;

•	the Trust’s share of applicable taxes on the oil and natural gas; and

•

Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee, the annual administrative services fee payable to SandRidge, tax return and Schedule K-1 preparation and mailing costs, independent auditor fees and registrar and transfer agent fees, and costs associated with annual and quarterly reports to unitholders.

In addition, the amount of funds available for distribution to unitholders is reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust administrative expenses.

Further, during the subordination period, SandRidge is entitled to receive a quarterly incentive distribution from the Trust equal to 50% of the amount by which cash available to be paid to all unitholders exceeds the Incentive Threshold for the applicable quarter.

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

Pursuant to the derivatives agreement, SandRidge has provided the Trust with the effect of certain oil and natural gas hedging contracts that it has entered into with third parties. The derivatives agreement covers only a portion of the estimated oil and natural gas production attributable to the Trust’s Royalty Interests, and will terminate after December 31, 2015. The Trust’s receipt of any payments due to it based on the derivatives agreement depends upon the financial position of SandRidge and SandRidge’s hedge contract counterparties. A default by SandRidge or any of the hedge contract counterparties could reduce the amount of cash available for distribution to the Trust unitholders. See “—SandRidge’s ability to satisfy its obligations to the Trust depends on its financial position, and in the event of a default by SandRidge in its obligation to drill the Development Wells, or in the event of SandRidge’s bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies.”

Pursuant to the derivatives agreement, 50% of the expected production and approximately 61% of the expected revenues upon which the target distributions were based from October 1, 2011 through December 31, 2015 have been hedged. The remaining estimated production of oil and natural gas during that time and all production after such time will not be hedged to protect against the price risks inherent in holding interests in oil and natural gas, a commodity that is frequently characterized by significant price volatility. Furthermore, while the use of hedging arrangements limits the downside risk of price declines, they may also limit the Trust’s ability to benefit from increases in oil and natural gas prices above the hedge price on the portion of the production attributable to the Trust’s Royalty Interests that is hedged. The Trust does not have any ability to terminate the hedging contracts.

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

The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. The Trust will begin to liquidate following the end of the 20-year period in which the Trust is in existence.

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

At the Termination Date, 50% of the royalty interest on the Initial Wells and 50% of the royalty interest on the Development Wells will automatically revert to SandRidge, while the remaining 50% of each of the Initial Well Royalty Interest and the Development Well Royalty Interest will be sold and the proceeds will be distributed to the unitholders (including SandRidge to the extent of any Trust units it owns) at the Termination Date or soon thereafter. The price received by the Trust by any purchaser of the remaining 50% of each of the Initial Well Royalty Interest and the Development Well Royalty Interest will depend, among other things, on the prices of oil and natural gas at that time. There can be no assurance that the prices of oil and natural gas will be at levels such that Trust unitholders will receive any particular amount of cash in return for the Trust’s sale of the remaining Royalty Interests. Moreover, SandRidge will have a right of first refusal to purchase the remaining Royalty Interests at the Termination Date, which may reduce the inclination of third parties to place a bid, and thereby reduce the value received by the Trust in a sale. If the Trustee receives a bid from a proposed purchaser other than SandRidge and wants to sell all or part of the remaining Royalty Interests to such third party, the Trustee will be required to give notice to SandRidge and identify the proposed purchaser and proposed sale price, and other terms of the bid.

The Trust is managed by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

The business and affairs of the Trust are managed by the Trustee. A unitholder’s voting rights are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, excluding Trust units held by SandRidge, voting in person or by proxy at a special meeting of Trust unitholders at which a quorum is present called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult for public unitholders to remove or replace the Trustee without the cooperation of holders of a substantial percentage of the outstanding Trust units.

Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and SandRidge’s liability to the Trust is limited.

The Trust Agreement permits the Trustee and the Trust to sue SandRidge or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the Initial Well Royalty Interest and the Development Well Royalty Interest. If the Trustee does not take appropriate action to enforce provisions of these conveyances, a Trust unitholder’s recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue SandRidge or any other party other than the Trustee. As a result, Trust unitholders will not be able to sue SandRidge or any future owner of the Underlying Properties to enforce the Trust’s rights under the conveyances. Furthermore, the Royalty Interest conveyances provide that, except as set forth in the conveyances, SandRidge will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith and, to the fullest extent permitted by law, will owe no fiduciary duties to the Trust or the unitholders.

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

As a working interest owner in the Underlying Properties, SandRidge could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•

Notwithstanding its drilling obligation to the Trust, SandRidge’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. Additionally, SandRidge may abandon a well that is uneconomic or not generating revenues from production in excess of its operating costs, even though such well is still generating revenue for the Trust unitholders. Subsequent to fulfilling its drilling obligation, SandRidge may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

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

•

In connection with the sale by SandRidge of some or all of the Underlying Properties, SandRidge may require the Trust to release for sale Royalty Interests with an aggregate value to the Trust of up to $5.0 million during any 12-month period. These releases will be made conditional upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests, but will not require the consent of the Trust unitholders.

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

•	SandRidge can sell its Trust units regardless of the effects such sale may have on common unit prices or on the Trust itself. Additionally, SandRidge can vote its Trust units in its sole discretion.

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

Pursuant to the terms of the development agreement, SandRidge is obligated to drill, or cause to be drilled, the Development Wells at its own expense. SandRidge owns a majority working interest in approximately 94% of the locations on which it expects to drill the Remaining Development Wells, and it expects to operate such wells until completion of its drilling obligation. As of September 30, 2011, SandRidge is also the operator of 88% of the Drilled Wells. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. Additionally, SandRidge is the counterparty to the Trust’s derivatives agreement and has certain obligations to the Trust under the agreement. In the event that SandRidge defaults on its obligation to make payments under the derivatives agreement, the cash distributions to the Trust unitholders may be materially reduced as these payments are intended to provide additional cash to the Trust during periods of lower oil and natural gas prices. Due to the Trust’s reliance on SandRidge to fulfill these numerous obligations, the value of the Trust’s Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

SandRidge’s ability to perform these obligations depends on its future financial condition and economic performance and access to capital, which in turn depends upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond SandRidge’s control.

In the event that SandRidge defaults on its obligation to drill the Remaining Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of SandRidge’s remaining interests in the undeveloped portions of the AMI. As of September 30, 2011, the maximum amount the Trust can recover in such a foreclosure action is approximately $109.6 million, which will be reduced proportionately as each Remaining Development Well is drilled and perforated for completion with a perforated length of 2,500 feet. There can be no assurance that the value of SandRidge’s interests in the undeveloped portions of the AMI secured by the Drilling Support Lien will be equal to the amount recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral may be expensive and time-consuming and delay the drilling and completion of the Remaining Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution. Any amounts actually recovered in a foreclosure action would be applied to completion of SandRidge’s drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Development Well Royalty Interest. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.

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

Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of SandRidge and third-party downstream oil and natural gas transporters. These and other potential regulations could increase SandRidge’s operating costs, reduce SandRidge’s liquidity, delay SandRidge’s operations, increase direct and third-party post production costs associated with the Trust’s interests or otherwise alter the way SandRidge conducts its business, which could have a material adverse effect on SandRidge’s financial condition, results of operations and cash flows and which could reduce cash received by or available for distribution, including any amounts paid by SandRidge for transportation on downstream interstate pipelines.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices not currently employed by SandRidge in the AMI. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012 and final results by 2014. Also, legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For instance, in June 2011, Texas adopted a law that requires disclosure to the Railroad Commission of Texas of the additives and other chemicals contained in hydraulic fracturing fluids used in the state, subject to certain trade secret protections. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for SandRidge to perform fracturing to stimulate production from the Mississippian formation and thereby affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that SandRidge is ultimately able to produce in commercial quantities from the Underlying Properties.

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

If the Trust were subjected to a material amount of additional entity-level taxation by individual states, it would reduce the Trust’s cash available for distribution to unitholders.

Changes in current state law may subject the Trust to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation.

The Trust Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Trust to additional amounts of entity-level taxation for state or local income tax purposes, the Subordination Threshold amounts, Incentive Threshold amounts and target distribution amounts may be adjusted to reflect the impact of that law on the Trust.

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

The Trust Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Trust to taxation as a corporation or otherwise subjects it to entity-level taxation for U.S. federal income tax purposes, Subordination Threshold amounts, the Incentive Threshold amounts and the target distribution amounts may be adjusted to reflect the impact of that law on the Trust.

The Trust may adopt positions that may not conform to all aspects of existing Treasury Regulations. If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders.

If the IRS contests any of the U.S. federal income tax positions the Trust takes, the value of the Trust units may be adversely affected because the cost of any IRS contest will reduce the Trust’s cash available for distribution and income, gain, loss and deduction may be reallocated among Trust unitholders. For example, the Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code, and most publicly traded partnerships use similar simplifying conventions, the use of these methods may not be permitted under existing Treasury Regulations.

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

Each unitholder is required to pay taxes on the unitholder’s share of the Trust’s income even if a unitholder does not receive any cash distributions from the Trust.

Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, each unitholder may be required to pay any federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of the Trust’s taxable income even if a unitholder receives no cash distributions from the Trust. A unitholder may not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

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

The ownership and disposition of Trust units by non-U.S. persons may result in adverse tax consequences to them.

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

The Trust treats each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

Due to a number of factors, including the Trust’s inability to match transferors and transferees of Trust units, the Trust may adopt positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to a unitholder’s tax returns.

The Trust prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

The Trust generally prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date instead of on the basis of the date a particular Trust unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, the Trust’s counsel is unable to opine as to the validity of this method. If the IRS were to challenge the Trust’s proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders.

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

The Trust may adopt certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

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

The Trust will be considered to have technically terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12-month period will be counted only once. The Trust’s termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders could receive two Schedules K-1) for one calendar year. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust’s taxable year may also result in more than 12 months of the Trust’s taxable income being includable in his taxable income for the year of termination. A technical termination would not affect the Trust’s classification as a partnership for U.S. federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

In recent years, the Obama administration’s budget proposals and other proposed legislation have included elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these provisions would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. Specifically, these proposals have included repeal of the deduction for percentage depletion with respect to wells, including perpetual royalty interests in such wells, in which case only cost depletion would be available. It is unclear whether any such changes will be enacted or how soon any such changes could become effective.

ITEM 6.	Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE MISSISSIPPIAN TRUST I

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A, Trustee

By:	/s/ Michael J. Ulrich
Michael J. Ulrich Vice President

Date: November 14, 2011

The registrant, SandRidge Mississippian Trust I, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that any such function exists pursuant to the terms of the Trust Agreement under which it serves.

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