Form 10-Q
period 2012-03-31
SandRidge Mississippian Trust I
filed 2012-05-14
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Registrant’s telephone number, including area code: (855) 802-1092

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

As of May 7, 2012, 21,000,000 Common Units and 7,000,000 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended March 31, 2012

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, information regarding target distributions and statements regarding the number of development wells to be completed in future periods, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,163	$1,336

Investment in royalty interests	308,964	308,964
Less: accumulated amortization	(29,951)	(23,844)

Net investment in royalty interests	279,013	285,120

Total assets	$280,176	$286,456

TRUST CORPUS
Trust corpus, 21,000,000 common units and 7,000,000 subordinated units issued and outstanding at March 31, 2012 and December 31, 2011	$280,176	$286,456

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENT OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

Three Months Ended March 31, 2012
(Unaudited)
Revenues
Royalty income	$22,005
Derivative settlements, net	2,574

Total revenues	24,579
Expenses
Post-production expenses	899
Production taxes	225
Trust administrative expenses	620
Cash reserves used for current Trust expenses, net of amounts withheld	(173)

Total expenses	1,571

Income available for distribution prior to incentive calculation	23,008
Less: Incentive distribution to SandRidge	863

Distributable income available to unitholders	$22,145

Distributable income per unit (28,000,000 units issued and outstanding)	$0.790908

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENT OF CHANGES IN TRUST CORPUS

(In thousands)

Three Months Ended March 31, 2012
(Unaudited)
Trust corpus, December 31, 2011	$286,456
Amortization of investment in royalty interests	(6,107)
Net cash reserves used	(173)
Distributable income	22,145
Distributions paid or payable to unitholders	(22,145)

Trust corpus, March 31, 2012	$280,176

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization of Trust

SandRidge Mississippian Trust I (the “Trust”) is a statutory trust formed on December 30, 2010 under the Delaware Statutory Trust Act pursuant to a trust agreement by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The trust agreement was amended and restated by SandRidge, the Trustee and the Delaware Trustee on April 12, 2011. References in this report to the “trust agreement” are to the amended and restated trust agreement.

The Trust was created to acquire and hold Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly-owned subsidiaries of SandRidge. At March 31, 2012, SandRidge owned 2,166,063 Trust common units and 7,000,000 Trust subordinated units.

The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in 36 wells producing at December 31, 2010 and one additional well undergoing completion operations at that time (together, the “Initial Wells”), and 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, including natural gas liquids, and natural gas production attributable to SandRidge’s net revenue interest in 123 development wells to be drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”) beginning on January 1, 2011, the effective date of the conveyance. Although the Trust was formed on December 30, 2010 the conveyance of the Royalty Interests did not occur until April 2011 and no proceeds were received from SandRidge until August 2011.

As specified in the development agreement executed by the Trust with SandRidge (see Note 5), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a minimum perforated length of 2,500 feet in a specified target formation and SandRidge’s net revenue interest in the well is equal to 57.0%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At March 31, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 60 additional wells (equivalent to approximately 66 Trust Development Wells under the development agreement as described in Note 5) that were drilled and perforated for completion between December 31, 2010 and March 31, 2012, and (c) the equivalent of approximately 57 Trust Development Wells to be drilled within the AMI.

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

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). At the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the Subordination Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus.

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes.

Interim Financial Statements. The accompanying unaudited financial statements have been prepared by the Trust in accordance with the accounting policies stated in the audited financial statements contained in the 2011 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements serve to mitigate a portion of the effect of this price volatility. See Note 5 for the Trust’s open oil and natural gas commodity derivative contracts.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Other than the first distribution, which covered production for the five-month period from January 1, 2011 to May 31, 2011, distributions cover a three-month period. Distributions to unitholders are recorded when declared. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2012. The Trust’s 2011 and 2012 distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Unit
				(in millions)
Calendar Quarter 2012
First Quarter	September 1 – November 30, 2011	February 2, 2012	February 29, 2012	$22.1	$0.790905
Calendar Quarter 2011
First Quarter	N/A	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A	N/A
Third Quarter	January 1 – May 31, 2011	July 22, 2011	August 30, 2011	$29.9	$1.068461
Fourth Quarter	June 1 – August 31, 2011	October 28, 2011	November 30, 2011	$22.9	$0.816423

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2012 or December 31, 2011.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year, beginning in 2017. During the three-month period ended March 31, 2012, the Trust paid legal expenses incurred by the Trustee and the Delaware Trustee equal to approximately $13,000 and the Trustee’s administrative fees for the first quarter of 2012 equal to approximately $38,000.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge.

Development Agreement. The Trust is party to a development agreement with SandRidge, effective January 1, 2011, that obligates SandRidge to drill, or cause to be drilled, the Trust Development Wells by December 31, 2014. In the event of delays, SandRidge will have until December 31, 2015 to fulfill its drilling obligation. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than the Trust Development Wells until SandRidge has fulfilled its drilling obligation.

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $166.1 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and the Trust Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by December 31, 2015, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. At March 31, 2012, SandRidge had drilled and perforated for completion approximately 66 equivalent Trust Development Wells, and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $77.3 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge, effective January 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month period ended March 31, 2012, the Trust paid SandRidge’s administrative fees for the first quarter of 2012 equal to $50,000.

Derivatives Agreement. The Trust is party to a derivatives agreement with SandRidge, effective April 1, 2011, that provides the Trust with the economic effect of certain oil and natural gas derivative contracts entered into by SandRidge with third parties. The underlying commodity derivative contracts cover volumes of oil and natural gas production through December 31, 2015. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. The Trust did not bear any costs related to the establishment of the underlying contracts. The Trust does not have the ability to enter into its own derivative contracts. The commodity derivative contracts underlying the derivatives agreements consist of fixed price swaps and collars, which are described below:

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

The following tables present, as of March 31, 2012, the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement. All of the oil contracts are fixed price swap contracts, while the natural gas contracts consist of both fixed price swap contracts and collars.

Oil – Price Swaps

	Notional (MBbl)	Weighted Avg. Fixed Price
April 2012 — December 2012	341	$104.15
January 2013 — December 2013	488	$102.07
January 2014 — December 2014	541	$100.94
January 2015 — December 2015	468	$101.07

Natural Gas – Price Swaps

	Notional (MMBtu)	Weighted Avg. Fixed Price
April 2012 — June 2012	1,126	$4.90

Natural Gas – Collars

	Notional (MMBtu)	Collar Range
July 2012 — December 2012	402	$4.00 - $6.20
January 2013 — December 2013	858	$4.00 - $7.15
January 2014 — December 2014	937	$4.00 - $7.78
January 2015 — December 2015	1,010	$4.00 - $8.55

6. Subsequent Events

Distribution to Unitholders. On April 30, 2012, the Trust declared a cash distribution of $0.787033 per unit covering production for the three-month period from December 1, 2011 to February 29, 2012 for record holders as of May 15, 2012. The distribution will be paid on or about May 30, 2012. Distributable income for December 1, 2011 to February 29, 2012 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$21,124
Derivative settlements, net	2,260

Total revenues	23,384

Expenses
Post-production expenses	785
Production taxes	220
Cash reserves withheld by Trustee (1)	285

Total expenses	1,290

Income available for distribution prior to incentive calculation	22,094

Less: Incentive distribution to SandRidge	57

Distributable income available to unitholders	$22,037

Distributable income per unit (28,000,000 units issued and outstanding)	$0.787033

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2011 Form 10-K.

Overview

The Trust is a statutory trust created on December 30, 2010 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 5 to the unaudited financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes.

Properties. At March 31, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 60 additional wells (equivalent to approximately 66 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2010 and March 31, 2012, and (c) the equivalent of approximately 57 Trust Development Wells to be drilled within an AMI consisting of approximately 49,700 gross acres (42,000 net acres) in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2015. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which is reduced as SandRidge fulfills its drilling obligation under the development agreement. At March 31, 2012, the amount potentially recoverable under the lien was approximately $77.3 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. As of March 31, 2012, there were 95 producing wells subject to the Royalty Interests and 2 wells awaiting completion. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of December 31, 2011 and March 31, 2012.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
December 31, 2011	37	53	70	160
March 31, 2012	37	66	57	160

(1)	SandRidge is credited for having drilled one full Trust Development Well if a well is drilled and perforated for completion with a minimum perforated length of 2,500 feet and SandRidge’s net revenue interest in the well is equal to 57.0%. For wells with a perforated length of less than 2,500 feet and for wells in which SandRidge has a net revenue interest greater or less than 57.0%, SandRidge will receive proportionate credit for such well.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. The Trust’s subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. If the cash available for distribution on all of the Trust units in any quarter exceeds the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, is entitled to 50% of the amount by which the cash available for distribution exceeds the Incentive Threshold.

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the fourth quarter of 2016, as set out in the trust agreement.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)
2012
First quarter	$0.52	$0.78
Second quarter	0.56	0.84
Third quarter	0.59	0.88
Fourth quarter	0.58	0.87

2013
First quarter	0.59	0.89
Second quarter	0.61	0.92
Third quarter	0.61	0.92
Fourth quarter	0.61	0.91

2014
First quarter	0.62	0.93
Second quarter	0.66	0.99
Third quarter	0.70	1.04
Fourth quarter	0.72	1.07

2015
First quarter	0.67	1.01
Second quarter	0.62	0.93
Third quarter	0.58	0.86
Fourth quarter	0.54	0.81

2016
First quarter	0.52	0.78
Second quarter	0.50	0.75
Third quarter	0.48	0.72
Fourth quarter	0.46	0.69

(1)	Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.
(2)	Each of the Subordination Threshold (80% of quarterly target distribution) and Incentive Threshold (120% of quarterly target distribution) terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation.

Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to foreign partners should be made at the highest marginal rate. Under Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to foreign partners should be made at 30% of gross income unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold 35% of the distribution made to foreign partners.

Results of Trust Operations

Trust Operations for the Three Months Ended March 31, 2012

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, production taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Although the Trust was formed on December 30, 2010, the conveyance of the Royalty Interests did not occur until April 2011, and no proceeds were received from SandRidge until August 2011. As a result, the Trust did not recognize any income or make any distributions until August 2011. Information regarding the Trust’s production, pricing and costs for the three-month period ended March 31, 2012, consisting of the February 2012 net revenue distribution and net derivative settlement from SandRidge, is presented below.

Three Months Ended
Production Data	March 31, 2012 (1)
Oil (MBbls)	185
Natural gas (MMcf)	1,568
Combined equivalent volumes (MBoe)	446
Average daily combined equivalent volumes (MBoe/d)	4.9

Average Prices
Oil (per Bbl)	$84.75
Natural gas (per Mcf)	$4.06
Combined equivalent (per Boe)	$49.36

Average Prices – including impact of derivative settlements and post-production expenses
Oil (per Bbl)	$93.71
Natural gas (per Mcf)	$4.07
Combined equivalent (per Boe)	$53.12

Expenses (per Boe)
Post-production	$2.02
Production taxes	$0.50

Total expenses	$2.52

(1)	Oil and natural gas volumes and related revenues and expenses for the three-month period ended March 31, 2012 (included in SandRidge’s February 2012 net revenue distribution to the Trust) represent oil and natural gas production from September 1, 2011 to November 30, 2011.

Royalty Income. Royalty income received during the three-month period ended March 31, 2012 totaled $22.0 million based upon production attributable to the Royalty Interests of 185 MBbls of oil and 1,568 MMcf of natural gas for the period from September 1, 2011 to November 30, 2011. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the three-month period ended March 31, 2012 were $84.75 per Bbl of oil and $4.06 per Mcf of natural gas.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 through the use of oil and natural gas fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three-month period ended March 31, 2012 were approximately $2.6 million, which effectively increased the average price received for oil by $8.96 per Bbl to $93.71 per Bbl and increased the average price received for natural gas by $0.59 per Mcf to $4.65 per Mcf ($4.07 per Mcf including the impact of post-production expenses).

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended March 31, 2012 totaled approximately $0.9 million.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2012 totaled $0.2 million, or $0.50 per Boe, and were approximately 1.0% of royalty income.

Incentive Distribution to SandRidge. On February 29, 2012, the Trust paid a cash distribution covering production for the period from September 1, 2011 to November 30, 2011. Cash available for distribution prior to the incentive calculation exceeded the Incentive Threshold by approximately $1.7 million. In accordance with the trust agreement, SandRidge received 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold, or approximately $0.9 million.

Cash available for distribution prior to the incentive calculation exceeded the Incentive Threshold primarily as a result of higher than anticipated oil and natural gas production, partially offset by lower than anticipated oil and natural gas prices. Actual production volumes of 185 MBbl of oil and 1,568 MMcf of natural gas for the period from September 1, 2011 to November 30, 2011 exceeded assumed production of 146 MBbl of oil and 910 MMcf of natural gas used in preparing the target distribution level for the period. The average price received for oil produced from September 1, 2011 to November 30, 2011, including the impact of derivative settlements received of approximately $1.7 million, was $93.71 per Bbl compared to $98.60 per Bbl assumed in preparing the target distribution level for the period. The average price received for natural gas produced from September 1, 2011 to November 30, 2011, including the net impact of derivative settlements received of approximately $0.9 million and post-production expenses paid of approximately $0.9 million, was $4.07 per Mcf of natural gas compared to $4.24 per Mcf assumed in preparing the target distribution level for the period.

Distributable Income. Distributable income for the three-month period ended March 31, 2012 was $22.1 million, which included a net reduction to the cash reserve for payment of future Trust expenses of $0.2 million ($0.6 million used to pay Trust expenses during the period partially offset by $0.4 million withheld from the February 2012 cash distribution to unitholders).

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests, derivative contracts under the derivatives agreement and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Significant payments by the Trust to SandRidge to cover such settlements could reduce or eliminate distributions paid to unitholders.

2012 Trust Distributions to Unitholders. On February 2, 2012, the Trust declared a cash distribution of $0.790905 per unit covering production for the period from September 1, 2011 to November 30, 2011 for record holders as of February 14, 2012. The distribution, totaling $22.1 million, was made on February 29, 2012.

Future Trust Distributions to Unitholders. On April 30, 2012, the Trust declared a cash distribution of $0.787033 per unit covering production for the period from December 1, 2011 to February 29, 2012 for record holders as of May 15, 2012. The distribution will be paid on or about May 30, 2012 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$21,124
Derivative settlements, net	2,260

Total revenues	23,384

Expenses
Post-production expenses	785
Production taxes	220
Cash reserves withheld by Trustee(1)	285

Total expenses	1,290

Income available for distribution prior to incentive calculation	22,094

Less: Incentive distribution to SandRidge	57

Distributable income available to unitholders	$22,037

Distributable income per unit (28,000,000 units issued and outstanding)	$0.787033

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

Quarterly cash available for distribution on all units of $22.1 million exceeded 120% of the target distribution for the period, resulting in a distribution to all unitholders equal to the Incentive Threshold plus 50% of the amount by which cash available for distribution exceeded the Incentive Threshold.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective April 1, 2011. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil and natural gas production from the Initial Wells as well as a portion of the anticipated future production from the Trust Development Wells through December 31, 2015. The Trust does not have the ability to enter into its own derivative contracts. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil and natural gas derivative contracts. The Trust received net settlement proceeds of approximately $2.6 million related to the derivatives agreement during the three-month period ended March 31, 2012.

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

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the trust agreement, (ii) the administrative services agreement, (iii) the development agreement and (iv) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by SandRidge, including information relating to results of operations, the status of drilling of the Trust Development Wells, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Royalty Interests, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the three months ended March  31, 2012.

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

Date: May 14, 2012

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Mississippian Trust I	S-1	333-171551	3.1	01/05/2011

3.2	Amended and Restated Trust Agreement of SandRidge Mississippian Trust I, dated April 12, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35122	3.1	04/18/2011

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*