Form 10-Q
period 2012-09-30
SandRidge Mississippian Trust I
filed 2012-11-13
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(512) 236-6531

Former name, former address and former fiscal year, if changed since last report: Not applicable

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

As of November 6, 2012, 21,000,000 Common Units and 7,000,000 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended September 30, 2012

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,177	$1,336

Investment in royalty interests	308,964	308,964
Less: accumulated amortization	(41,809)	(23,844)

Net investment in royalty interests	267,155	285,120

Total assets	$268,332	$286,456

TRUST CORPUS
Trust corpus, 21,000,000 common units and 7,000,000 subordinated units issued and outstanding at September 30, 2012 and December 31, 2011	$268,332	$286,456

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Revenues
Royalty income	$18,317	$32,815	$61,446	$32,815
Derivative settlements, net	3,270	56	8,104	56

Total revenues	21,587	32,871	69,550	32,871
Expenses
Post-production expenses	743	989	2,427	989
Production taxes	184	335	628	335
Trust administrative expenses	265	505	1,176	505
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	20	1,125	(159)	1,125

Total expenses	1,212	2,954	4,072	2,954

Income available for distribution prior to incentive calculation	20,375	29,917	65,478	29,917
Less: Incentive distribution to SandRidge Energy, Inc.	—	—	920	—

Distributable income available to unitholders	20,375	29,917	64,558	29,917

Distributable income per unit (28,000,000 units issued and outstanding)	$0.727698	$1.068461	$2.305643	$1.068461

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Trust corpus, beginning of period	$286,456	$1
Issuance of Trust units	—	336,893
Conveyance of royalty interests	—	308,964
Consideration paid for conveyance of royalty interests	—	(336,893)
Amortization of investment in royalty interests	(17,965)	(17,576)
Net cash reserves (used) withheld	(159)	1,125
Distributable income	64,558	29,917
Distributions paid or payable to unitholders	(64,558)	(29,917)
Cash deposit	—	22

Trust corpus, end of period	$268,332	$292,536

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

The Trust was created to acquire and hold Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2012, SandRidge owned 1,216,063 Trust common units and 7,000,000 Trust subordinated units.

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

As specified in the development agreement executed by the Trust with SandRidge (see Note 5), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a minimum perforated length of 2,500 feet in a specified target formation and SandRidge’s net revenue interest in the well is equal to 57.0%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At September 30, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 89 additional wells (equivalent to approximately 94 Trust Development Wells under the development agreement as described in Note 5) that were drilled and perforated for completion between December 31, 2010 and September 30, 2012, and (c) the equivalent of approximately 29 Trust Development Wells to be drilled within the AMI.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish certain cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus. Distributions to unitholders are recorded when declared.

Significant Accounting Policies. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Other than the first distribution, which covered production for the five-month period from January 1, 2011 to May 31, 2011, distributions cover a three-month period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2012. A summary of distributions declared and paid to unitholders during 2011 and the nine-month period ended September 30, 2012 is as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Unit
				(in millions)
Calendar Quarter 2011
First Quarter	N/A	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A	N/A
Third Quarter	January 1 – May 31, 2011	July 22, 2011	August 30, 2011	$29.9	$1.068461
Fourth Quarter	June 1 – August 31, 2011	October 28, 2011	November 30, 2011	$22.9	$0.816423
Calendar Quarter 2012
First Quarter	September 1 – November 30, 2011	February 2, 2012	February 29, 2012	$22.1	$0.790905
Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$22.0	$0.787033
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$20.4	$0.727696

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2012 or December 31, 2011.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. During the three and nine-month periods ended September 30, 2012, the Trustee’s administrative fees were equal to approximately $38,000 and $113,000, respectively.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge. On October 24, 2012, pursuant to the registration rights agreement, the Trust and SandRidge filed a registration statement on Form S-3 registering the offering by SandRidge Exploration and Production, LLC of 528,063 common units. The registration statement was declared effective on November 7, 2012.

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

        A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $166.1 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and the Trust Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by December 31, 2015, the Trust may

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. At September 30, 2012, SandRidge had drilled and perforated for completion approximately 94 equivalent Trust Development Wells, and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $38.8 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge, effective January 1, 2011, that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge's drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three and nine-month periods ended September 30, 2012, the Trust paid SandRidge’s administrative fees equal to $50,000 and $150,000, respectively.

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

The following tables present, as of September 30, 2012, the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement.

Oil – Price Swaps

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2012 — December 2012	114	$104.15
January 2013 — December 2013	488	$102.07
January 2014 — December 2014	541	$100.94
January 2015 — December 2015	468	$101.07

Natural Gas – Collars

	Notional (MMBtu)	Collar Range
October 2012 — December 2012	201	$4.00 - $6.20
January 2013 — December 2013	858	$4.00 - $7.15
January 2014 — December 2014	937	$4.00 - $7.78
January 2015 — December 2015	1,010	$4.00 - $8.55

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. Subsequent Events

Distribution to Unitholders. On November 1, 2012, the Trust declared a cash distribution of $0.683076 per unit covering production for the three-month period from June 1, 2012 to August 31, 2012 for record holders as of November 14, 2012. The distribution will be paid on or about November 29, 2012. Distributable income for June 1, 2012 to August 31, 2012 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$17,539
Derivative settlements, net	2,908

Total revenues	20,447

Expenses
Post-production expenses	858
Production taxes	178
Cash reserves withheld by Trustee (1)	285

Total expenses	1,321

Distributable income available to unitholders	$19,126

Distributable income per unit (28,000,000 units issued and outstanding)	$0.683076

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

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

Properties. At September 30, 2012, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 89 additional wells (equivalent to approximately 94 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2010 and September 30, 2012, and (c) the equivalent of approximately 29 Trust Development Wells to be drilled within an AMI consisting of approximately 49,700 gross acres (42,000 net acres) in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2015. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which is reduced as SandRidge fulfills its drilling obligation under the development agreement. At September 30, 2012, the amount potentially recoverable under the lien was approximately $38.8 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of December 31, 2011 and September 30, 2012.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
December 31, 2011	37	53	70	160
September 30, 2012	37	94	29	160

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

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)
2012
Third quarter	$0.59	$0.88
Fourth quarter	0.58	0.87

2013
First quarter	0.59	0.89
Second quarter	0.61	0.92
Third quarter	0.61	0.92
Fourth quarter	0.61	0.91

2014
First quarter	0.62	0.93
Second quarter	0.66	0.99
Third quarter	0.70	1.04
Fourth quarter	0.72	1.07

2015
First quarter	0.67	1.01
Second quarter	0.62	0.93
Third quarter	0.58	0.86
Fourth quarter	0.54	0.81

2016
First quarter	0.52	0.78
Second quarter	0.50	0.75
Third quarter	0.48	0.72
Fourth quarter	0.46	0.69

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, production taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Although the Trust was formed on December 30, 2010, the conveyance of the Royalty Interests did not occur until April 2011 and no proceeds from the sale of oil and natural gas production were received by the Trust until August 2011. As a result, the Trust did not recognize any income or make any distributions until August 2011. Information regarding the Trust’s production, pricing and costs for the three and nine-month periods ended September 30, 2012 and 2011 is presented below.

	Three Months Ended
	September 30, 2012(1)	September 30, 2011(2)
Production Data
Oil (MBbls)(3)	157	264
Natural gas (MMcf)	1,322	1,830
Combined equivalent volumes (MBoe)	377	569
Average daily combined equivalent volumes (MBoe/d)	4.1	3.8

Average Prices
Oil (per Bbl)(3)	$96.17	$92.01
Natural gas (per Mcf)	$2.44	$4.66
Combined equivalent (per Boe)	$48.55	$57.67

Average Prices – including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$98.17	$91.40
Natural gas (per Mcf)	$4.11	$4.24
Combined equivalent (per Boe)	$55.25	$56.03

Expenses (per Boe)

Post-production	$1.97	$1.74
Production taxes	$0.49	$0.59

Total expenses	$2.46	$2.33

	Nine Months Ended
	September 30, 2012(4)	September 30, 2011(2)
Production Data
Oil (MBbls)(3)	511	264
Natural gas (MMcf)	4,351	1,830
Combined equivalent volumes (MBoe)	1,236	569
Average daily combined equivalent volumes (MBoe/d)	4.5	3.8

Average Prices
Oil (per Bbl)(3)	$91.94	$92.01
Natural gas (per Mcf)	$3.32	$4.66
Combined equivalent (per Boe)	$49.69	$57.67

Average Prices – including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$96.61	$91.40
Natural gas (per Mcf)	$4.08	$4.24
Combined equivalent (per Boe)	$54.29	$56.03

Expenses (per Boe)

Post-production	$1.96	$1.74
Production taxes	$0.51	$0.59

Total expenses	$2.47	$2.33

(1)

Oil and natural gas volumes and related revenues and expenses for the three-month periods ended September 30, 2012 (included in SandRidge’s August 2012 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2012 to May 31, 2012.

(2)

Oil and natural gas volumes and related revenues and expenses for the three and nine-month periods ended September 30, 2011 (included in SandRidge’s August 2011 net revenue distributions to the Trust) represent oil and natural gas production from January 1, 2011 to May 31, 2011.

(3)	Includes natural gas liquids.
(4)

Oil and natural gas volumes and related revenues and expenses for the nine-month period ended September 30, 2012 (included in SandRidge’s February 2012, May 2012 and August 2012 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2011 to May 31, 2012.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Royalty Income. Royalty income received during the three-month period ended September 30, 2012 totaled $18.3 million compared to $32.8 million received during the three-month period ended September 30, 2011. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was primarily attributable to the Trust’s receipt during the 2011 period of net revenue for production covering a five-month period compared to its receipt during the 2012 period of net revenue for production covering a three-month period and, to a lesser extent, a decrease in prices received for natural gas production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 30, 2011 was its first and included royalty income attributable to production for the five-month period from January 1, 2011 to May 31, 2011 of 264 MBbls of oil and 1,830 MMcf of natural gas. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 2012 included royalty income attributable to production for the three-month period from March 1, 2012 to May 31, 2012 of 157 MBbls of oil and 1,322 MMcf of natural gas. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the three-month period ended September 30, 2012 were $96.17 per Bbl of oil and $2.44 per Mcf of natural gas compared to $92.01 per Bbl of oil and $4.66 per Mcf of natural gas during the three-month period ended September 30, 2011.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 through the use of oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three-month period ended September 30, 2012 for production from March 1, 2012 to May 31, 2012 were approximately $3.3 million, which effectively increased the average price received for oil by $2.00 per Bbl to $98.17 per Bbl and increased the average price received for natural gas by $2.23 per Mcf to $4.67 per Mcf ($4.11 per Mcf including the impact of post-production expenses). Net cash settlements received during the 2012 period were due to lower average commodity prices at the time of settlement compared to the contract price of the oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three-month period ended September 30, 2011 for production from April 1, 2011 to May 31, 2011 were approximately $56,000, which effectively decreased the average price received for oil by $0.61 per Bbl to $91.40 per Bbl and increased the average price received for natural gas by $0.12 per Mcf to $4.78 per Mcf ($4.24 per Mcf including the impact of post-production expenses). Net cash settlements received during the 2011 period were comprised of gains on natural gas collars due to lower average natural gas prices at the time of settlement compared to contract prices, partially offset by losses on oil fixed price swaps due to higher average oil prices at the time of settlement compared to contract prices.

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended September 30, 2012 totaled approximately $0.7 million compared to approximately $1.0 million for the three-month period ended September 30, 2011. Expense for the period ended September 30, 2011 is attributable to five months of production compared to three months of production for the period ended September 30, 2012.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2012 totaled approximately $0.2 million, or $0.49 per Boe, and were approximately 1.0% of royalty income. Production taxes for the three-month period ended September 30, 2011 totaled approximately $0.3 million, or $0.59 per Boe, and were approximately 1.0% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended September 30, 2012 totaled approximately $0.3 million compared to approximately $0.5 million for the three-month period ended September 30, 2011. Included in administrative expenses for the three-month period ended September 30, 2011 are the Trustee’s and the Delaware Trustee’s legal expenses incurred in forming the Trust as well as the Trustee’s one-time acceptance fee.

Distributable Income. Distributable income for the three-month period ended September 30, 2012 was $20.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $20,000 (approximately $285,000 withheld from the August 2012 cash distribution to unitholders partially offset by approximately $265,000 used to pay Trust expenses during the period). Distributable income for the three-month period ended September 30, 2011 was $29.9 million, which included a net reduction to establish a cash reserve for payment of future Trust expenses of approximately $1.1 million ($1.6 million withheld from the August 2011 cash distribution to unitholders partially offset by approximately $0.5 million used to pay Trust expenses during the period).

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Royalty Income. Royalty income received during the nine-month period ended September 30, 2012 totaled $61.4 million compared to $32.8 million received during the nine-month period ended September 30, 2011. The increase in royalty income is primarily attributable to the Trust’s receipt during the 2011 period of net revenue for production covering a five-month period compared to its receipt during the 2012 period of net revenue for production covering a nine-month period, partially offset by a decrease in prices received for natural gas production. The Trust received one net revenue distribution from SandRidge during the nine-month period ended September 30, 2011 that included royalty income attributable to production for the five-month period from January 1, 2011 to May 31, 2011 of 264 MBbls of oil and 1,830 MMcf of natural gas. During the nine-month period ended September 30, 2012, the Trust received net revenue distributions from SandRidge including royalty income attributable to production for the nine-month period from September 1, 2011 to May 31, 2012 of 511 MBbls of oil and 4,351 MMcf of natural gas. Average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses, during the nine-month period ended September 30, 2012 were $91.94 per Bbl of oil and $3.32 per Mcf of natural gas compared to $92.01 per Bbl of oil and $4.66 per Mcf of natural gas during the nine-month period ended September 30, 2011.

Derivative Settlements. Net cash settlements under the derivatives agreement for the nine-month period ended September 30, 2012 for production from September 1, 2011 to May 31, 2012 were approximately $8.1 million, which effectively increased the average price received for oil by $4.67 per Bbl to $96.61 per Bbl and increased the average price received for natural gas by $1.31 per Mcf to $4.63 per Mcf ($4.08 per Mcf including the impact of post-production expenses). Net cash settlements received during the 2012 period were due to lower average commodity prices at the time of settlement compared to the contract price of the oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the nine-month period ended September 30, 2011 were approximately $56,000, which effectively decreased the average price received for oil by $0.61 per Bbl to $91.40 per Bbl and increased the average price received for natural gas by $0.12 per Mcf to $4.78 per Mcf ($4.24 per Mcf including the impact of post-production expenses). Net cash settlements received during the 2011 period were comprised of gains on natural gas collars due to lower average natural gas prices at the time of settlement compared to contract prices, partially offset by losses on fixed oil price swaps due to higher average oil prices at the time of settlement compared to contract prices.

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2012 totaled approximately $2.4 million compared to $1.0 million for the nine-month period ended September 30, 2011. Expense for the period ended September 30, 2011 is attributable to five months of production compared to nine months of production for the period ended September 30, 2012.

Production Taxes. Production taxes for the nine-month period ended September 30, 2012 totaled approximately $0.6 million, or $0.51 per Boe, and were approximately 1.0% of royalty income. Production taxes for the nine-month period ended September 30, 2011 totaled approximately $0.3 million, or $0.59 per Boe, and were approximately 1.0% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for the nine-month period ended September 30, 2012 totaled approximately $1.2 million compared to approximately $0.5 million for the nine-month period ended September 30, 2011. Because the Royalty Interests were conveyed to the Trust in April 2011, expense for the period ended September 30, 2011 is attributable to five months of activity compared to nine months of activity for the period ended September 30, 2012.

Incentive Distribution to SandRidge. Cash available for distribution during the nine-month period ended September 30, 2012 prior to incentive calculations exceeded Incentive Thresholds for the applicable distribution periods by approximately $1.8 million ($1.7 million for the February 2012 distribution and $0.1 million for the May 2012 distribution). As the holder of the Trust’s subordinated units, SandRidge received 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold for each distribution, or approximately $0.9 million total. There were no incentive distributions for the nine-month period ended September 30, 2011.

Distributable Income. Distributable income for the nine-month period ended September 30, 2012 was $64.6 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $1.2 million used to pay Trust expenses during the period partially offset by approximately $1.0 million withheld from the February 2012, May 2012 and August 2012 cash distributions to unitholders). Distributable income for the nine-month period ended September 30, 2011 was $29.9 million, which included a net reduction to establish a cash reserve for payment of future Trust expenses of approximately $1.1 million ($1.6 million withheld from the August 2011 cash distribution to unitholders partially offset by approximately $0.5 million used to pay Trust expenses during the period).

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at September 30, 2012 or December 31, 2011.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Significant payments by the Trust to SandRidge to cover such settlements could reduce or eliminate distributions paid to unitholders.

2012 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2012, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2012
First Quarter	September 1 – November 30, 2011	February 2, 2012	February 29, 2012	$22.1
Second Quarter	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$22.0
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$20.4

Future Trust Distribution to Unitholders. On November 1, 2012, the Trust declared a cash distribution of $0.683076 per unit covering production for the period from June 1, 2012 to August 31, 2012 for record holders as of November 14, 2012. The distribution will be paid on or about November 29, 2012 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$17,539
Derivative settlements, net	2,908

Total revenues	20,447

Expenses
Post-production expenses	858
Production taxes	178
Cash reserves withheld by Trustee(1)	285

Total expenses	1,321

Distributable income available to unitholders	$19,126

Distributable income per unit (28,000,000 units issued and outstanding)	$0.683076

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement effective April 1, 2011. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil and natural gas production from the Initial Wells as well as a portion of the anticipated future production from the Trust Development Wells through December 31, 2015. The Trust does not have the ability to enter into its own derivative contracts. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil and natural gas derivative contracts. The Trust received net settlement proceeds of approximately $3.3 million and $8.1 million related to the derivatives agreement during the three and nine-month periods ended September 30, 2012, respectively.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Act, designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of the end of the period covered by this report. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the nine-month period ended September 30, 2012.

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

Date: November 13, 2012

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Trust of SandRidge Mississippian Trust I	S-1	333-171551	3.1	01/05/2011

3.2	Amended and Restated Trust Agreement of SandRidge Mississippian Trust I, dated April 12, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35122	3.1	04/18/2011

3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust I, dated June 13, 2012, by the Bank of New York Mellon Trust Company, N.A.	8-K	001-35122	3.3	08/13/2012

31.1	Section 302 Certification					*

32.1	Section 906 Certification					*