Form 10-Q
period 2013-03-31
SandRidge Mississippian Trust I
filed 2013-05-10
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2013, 21,000,000 Common Units and 7,000,000 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended March 31, 2013

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, information regarding target distributions and statements regarding the number of development wells to be completed in future periods, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,212	$1,146

Investment in royalty interests	308,964	308,964
Less: accumulated amortization	(55,708)	(49,223)

Net investment in royalty interests	253,256	259,741

Total assets	$254,468	$260,887

TRUST CORPUS

Trust corpus, 21,000,000 common units and 7,000,000 subordinated units issued and outstanding at March 31, 2013 and December 31, 2012	$254,468	$260,887

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)

Revenues
Royalty income	$18,107	$22,005
Derivative settlements, net	1,768	2,574

Total revenues	19,875	24,579
Expenses
Post-production expenses	925	899
Production taxes	185	225
Trust administrative expenses	478	620
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	66	(173)

Total expenses	1,654	1,571

Income available for distribution prior to incentive calculation	18,221	23,008
Less: Incentive distribution to SandRidge	—	863

Distributable income available to unitholders	18,221	22,145

Distributable income per unit (28,000,000 units issued and outstanding)	$0.6507	$0.7909

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Trust corpus, beginning of period	$260,887	$286,456
Amortization of investment in royalty interests	(6,485)	(6,107)
Net cash reserves withheld (used)	66	(173)
Distributable income	18,221	22,145
Distributions paid or payable to unitholders	(18,221)	(22,145)

Trust corpus, end of period	$254,468	$280,176

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization of Trust

SandRidge Mississippian Trust I (the “Trust”) is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated, by and among SandRidge Energy, Inc. (“SandRidge”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At March 31, 2013, SandRidge owned 528,063 Trust common units and 7,000,000 Trust subordinated units.

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

As specified in the development agreement executed by the Trust with SandRidge (see Note 5), SandRidge is credited for having drilled one full Trust Development Well if the well is drilled and perforated for completion with a minimum perforated length of 2,500 feet in a specified target formation and SandRidge’s net revenue interest in the well is equal to 57.0%. The actual number of wells required to be drilled may increase or decrease in proportion to SandRidge’s net revenue interest and the perforated length of each well. At March 31, 2013, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 117 additional wells (equivalent to approximately 120 Trust Development Wells under the development agreement as described in Note 5) that were drilled and perforated for completion between December 31, 2010 and March 31, 2013, and (c) the equivalent of approximately 3 Trust Development Wells to be drilled within the AMI.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting. The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when cash is

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

received (rather than when earned) and expenses when paid (rather than when incurred) and may also establish cash reserves for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus. Distributions to unitholders are recorded when declared.

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

Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2012 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2012 has been derived from audited financial statements. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the 2012 Form 10-K.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements serve to mitigate a portion of the effect of this price volatility through December 31, 2015. See Note 5 for a discussion of the Trust’s open oil and natural gas commodity derivative contracts.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2013. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2013 and the year ended 2012 is as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid	Distribution Per Unit
				(in millions)
Calendar Quarter 2013
First Quarter	September 1, 2012 – November 30, 2012	January 31, 2013	March 1, 2013	$18.2	$0.6507

Calendar Quarter 2012
First Quarter(1)	September 1, 2011 – November 30, 2011	February 2, 2012	February 29, 2012	$22.1	$0.7909
Second Quarter(2)	December 1, 2011 – February 29, 2012	April 30, 2012	May 30, 2012	$22.0	$0.7870
Third Quarter	March 1, 2012 – May 31, 2012	July 26, 2012	August 29, 2012	$20.4	$0.7277
Fourth Quarter	June 1, 2012 – August 31, 2012	November 1, 2012	November 29, 2012	$19.1	$0.6831

(1)	Total distribution paid amount excludes $0.9 million incentive distribution paid to SandRidge as holder of the subordinated units.
(2)	Total distribution paid amount excludes $57,000 incentive distribution paid to SandRidge as holder of the subordinated units.

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2013 or December 31, 2012.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2013 and 2012, totaled approximately $38,000.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge. One such registration statement was filed and declared effective during 2012 and remains effective currently. The holders have the right to require the Trust to file no more than five registration statements in aggregate. The Trust does not bear any expenses associated with such transactions.

Development Agreement. The Trust is party to a development agreement with SandRidge that obligates SandRidge to drill, or cause to be drilled, the Trust Development Wells by December 31, 2015. Additionally, SandRidge agreed not to drill and complete, or allow another person within its control to drill and complete, any other well in the AMI other than the Trust Development Wells until SandRidge has fulfilled its drilling obligation.

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $166.1 million, subject to adjustment as described below. As SandRidge fulfills its drilling obligation over time, the total amount that may be recovered

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

is proportionately reduced and the Trust Development Wells drilled and perforated for completion are released from the lien. If SandRidge does not fulfill its drilling obligation by December 31, 2015, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of SandRidge’s drilling obligation and would not result in a distribution to the Trust’s unitholders. As of March 31, 2013, SandRidge had drilled and perforated for completion approximately 120 equivalent Trust Development Wells, and, accordingly, the maximum amount potentially recoverable under the Drilling Support Lien had been reduced to approximately $3.4 million.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month periods ended March 31, 2013 and 2012, the Trust paid administrative fees to SandRidge equal to $100,000 and $50,000, respectively.

Derivatives Agreement. The Trust is party to a derivatives agreement with SandRidge that provides the Trust with the economic effect of certain oil and natural gas derivative contracts entered into by SandRidge with third parties. The underlying commodity derivative contracts cover volumes of oil and natural gas production through December 31, 2015. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. The Trust did not bear any costs related to the establishment of the underlying contracts. The Trust does not have the ability to enter into its own derivative contracts. The commodity derivative contracts underlying the derivatives agreement consist of fixed price swaps and collars, which are described below:

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

The following tables present, as of March 31, 2013, the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement.

Oil – Price Swaps

	Notional (MBbl)	Weighted Avg. Fixed Price
April 2013 — December 2013	368	$102.07
January 2014 — December 2014	541	$100.94
January 2015 — December 2015	468	$101.07

Natural Gas – Collars

	Notional (MMBtu)	Collar Range
April 2013 — December 2013	646	$4.00 - $7.15
January 2014 — December 2014	937	$4.00 - $7.78
January 2015 — December 2015	1,010	$4.00 - $8.55

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. Subsequent Events

Distribution to Unitholders. On April 25, 2013, the Trust declared a cash distribution of $0.5904 per common unit and $0.5015 per subordinated unit covering production for the three-month period from December 1, 2012 to February 28, 2013 for record holders as of May 15, 2013. The distribution will be paid on or about May 30, 2013. Distributable income for December 1, 2012 to February 28, 2013 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$16,096
Derivative settlements, net	1,271

Total revenues	17,367

Expenses
Post-production expenses	797
Production taxes	163
Cash reserves withheld by Trustee (1)	498

Total expenses	1,458

Distributable income available to unitholders	$15,909

Distributable income per common unit (21,000,000 units issued and outstanding)	$0.5904

Distributable income per subordinated unit (7,000,000 units issued and outstanding)	$0.5015

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

Income available for distribution on all units was $0.5682 per unit, which was below the Subordination Threshold of $0.5904 for the common units for the period. As a result, the distribution on the subordinated units was decreased to $0.5015 per unit in order to permit a distribution per common unit equal to the Subordination Threshold for the period.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2012 Form 10-K.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 5 to the unaudited financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes.

Properties. As of March 31, 2013, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells, (b) 117 additional wells (equivalent to approximately 120 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between December 31, 2010 and March 31, 2013, and (c) the equivalent of approximately 3 Trust Development Wells to be drilled within an AMI consisting of approximately 50,200 gross acres (41,800 net acres) in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma.

SandRidge is obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2015. SandRidge is not permitted to drill and complete any well within the AMI for its own account until it has satisfied the drilling obligation to the Trust. SandRidge has granted to the Trust a lien covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties, the balance of which is reduced as SandRidge fulfills its drilling obligation under the development agreement. At March 31, 2013, the amount potentially recoverable under the lien was approximately $3.4 million.

The Trust is not responsible for any costs related to the drilling of the Trust Development Wells or any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of March 31, 2013 and December 31, 2012.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
March 31, 2013	37	120	3	160
December 31, 2012	37	107	16	160

(1)	SandRidge is credited for having drilled one full Trust Development Well if a well is drilled and perforated for completion with a minimum perforated length of 2,500 feet and SandRidge’s net revenue interest in the well is equal to 57.0%. For wells with a perforated length of less than 2,500 feet and for wells in which SandRidge has a net revenue interest greater or less than 57.0%, SandRidge will receive proportionate credit for such well.

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

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2013
First quarter (3)	$0.591	$0.886
Second quarter	0.612	0.917
Third quarter	0.613	0.919
Fourth quarter	0.609	0.913

2014
First quarter	0.621	0.932
Second quarter	0.659	0.988
Third quarter	0.695	1.043
Fourth quarter	0.716	1.073

2015
First quarter	0.675	1.012
Second quarter	0.618	0.928
Third quarter	0.575	0.863
Fourth quarter	0.541	0.811

2016
First quarter	0.522	0.783
Second quarter	0.499	0.748
Third quarter	0.478	0.717
Fourth quarter	0.461	0.691

(1)	Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.
(2)	Each of the Subordination Threshold (80% of quarterly target distribution) and Incentive Threshold (120% of quarterly target distribution) terminates after the fourth full calendar quarter following SandRidge’s completion of its drilling obligation.
(3)	A distribution of $0.5904 per common unit and $0.5015 per subordinated unit was declared on April 25, 2013 and is expected to be paid on or about May 30, 2013. See Note 6 to the financial statements contained in Item 1 of this report for further discussion.

Pursuant to Internal Revenue Code (“IRC”) Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to foreign partners should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to foreign partners should be made at 30% of gross income unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for IRC Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold at the highest marginal rate, currently 39.6% for individuals, on the distribution made to foreign partners.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, production taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2013 and 2012 is presented below.

	Three Months Ended March 31,
	2013(1)	2012(2)
Production Data
Oil (MBbls)(3)	151	185
Natural gas (MMcf)	1,607	1,568
Combined equivalent volumes (MBoe)	419	446
Average daily combined equivalent volumes (MBoe/d)	4.6	4.9

Well data
Initial and Trust Development Wells producing - average	134	84

Revenues (in thousands)
Royalty income	$18,107	$22,005
Derivative settlements	1,768	2,574

Total revenue	$19,875	$24,579

Expenses (in thousands)
Post-production expenses	$925	$899
Production taxes	185	225
Trust administrative expenses	478	620
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	66	(173)

Total expenses	$1,654	$1,571

Income available for distribution prior to incentive calculation	18,221	23,008
Less: Incentive distribution to SandRidge	—	863

Distributable income available to unitholders	$18,221	$22,145

Average Prices
Oil (per Bbl)(3)	$85.95	$84.75
Natural gas (per Mcf)	$3.18	$4.06
Combined equivalent (per Boe)	$43.20	$49.36

Average Prices – including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$96.30	$93.71
Natural gas (per Mcf)	$2.73	$4.07
Combined equivalent (per Boe)	$45.21	$53.12

Expenses (per Boe)
Post-production	$2.21	$2.02
Production taxes	$0.44	$0.50

(1)	Oil and natural gas volumes and related revenues and expenses for the three-month period ended March 31, 2013 (included in SandRidge’s March 2013 net revenue distribution to the Trust) represent oil and natural gas production from September 1, 2012 to November 30, 2012.
(2)	Oil and natural gas volumes and related revenues and expenses for the three-month period ended March 31, 2012 (included in SandRidge’s February 2012 net revenue distribution to the Trust) represent oil and natural gas production from September 1, 2011 to November 30, 2011.
(3)	The three-month period ended March 31, 2013 includes natural gas liquids.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

Royalty Income. Royalty income received during the three-month period ended March 31, 2013 totaled $18.1 million compared to $22.0 million received during the three-month period ended March 31, 2012. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was primarily attributable to the decrease in combined equivalent volumes produced as production from Trust Development Wells completed and brought on production during late 2011 and the first eight months of 2012 was more than offset by natural declines in production from the Initial Wells and older Trust Development Wells. The net revenue distribution from SandRidge received by the Trust during the three-month period ended March 31, 2013 included royalty income attributable to production for the three-month period from September 1, 2012 to November 30, 2012 of 151 MBbls of oil and 1,607 MMcf of natural gas, or 419 MBoe of combined production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended March 31, 2012 included royalty income attributable to production for the three-month period from September 1, 2011 to November 30, 2011 of 185 MBbls of oil and 1,568 MMcf of natural gas, or 446 MBoe of combined production. Also contributing to the decrease in royalty income was a decrease in the average price received for natural gas production, excluding the impact of derivative settlements and post-production expenses, to $3.18 per Mcf during the three-month period ended March 31, 2013 from $4.06 per Mcf during the same period in 2012. The decreases in total production and the average price received for natural gas production were slightly offset by an increase in the average price received for oil production, excluding the impact of derivative settlements and post-production expenses, to $85.95 per Bbl during the three-month period ended March 31, 2013 from $84.75 per Bbl during the same period in 2012.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three-month period ended March 31, 2013 for production from September 1, 2012 to November 30, 2012 were approximately $1.8 million, which effectively increased the average price received for oil by $10.35 per Bbl to $96.30 per Bbl and increased the average price received for natural gas by $0.12 per Mcf to $3.30 per Mcf ($2.73 per Mcf including the impact of post-production expenses). Net cash settlements under the derivatives agreement for the three-month period ended March 31, 2012 for production from September 1, 2011 to November 30, 2011 were approximately $2.6 million, which effectively increased the average price received for oil by $8.96 per Bbl to $93.71 per Bbl and increased the average price received for natural gas by $0.59 per Mcf to $4.65 per Mcf ($4.07 per Mcf including the impact of post-production expenses). Net cash settlements received during both periods were comprised of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses totaled approximately $0.9 million for each of the three-month periods ended March 31, 2013 and 2012. Post-production costs per Boe increased approximately 9% for the three-month period ended March 31, 2013 from the comparable period of 2012 as natural gas production comprised a larger portion of total production during the 2013 period.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2013 totaled approximately $0.2 million, or $0.44 per Boe, and were approximately 1.0% of royalty income. Production taxes for the three-month period ended March 31, 2012 totaled approximately $0.2 million, or $0.50 per Boe, and were approximately 1.0% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2013 totaled approximately $0.5 million compared to approximately $0.6 million for the three-month period ended March 31, 2012.

Incentive Distribution to SandRidge. Cash available for distribution prior to the incentive calculation in the February 2012 quarterly Trust distribution (covering production for the period from September 1, 2011 to November 30, 2011) exceeded the Incentive Threshold by approximately $1.7 million. As holder of the Trust’s subordinated units, SandRidge received 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold, or approximately $0.9 million. No incentive distributions were made during the three-month period ended March 31, 2013.

Distributable Income

Distributable income for the three-month period ended March 31, 2013 was $18.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $66,000 (approximately $544,000 withheld from the March 2013 cash distribution to unitholders partially offset by approximately $478,000 used to pay Trust expenses during the period). Distributable income for the three-month period ended March 31, 2012 was $22.1 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $0.6 million used to pay Trust expenses during the period partially offset by approximately $0.4 million withheld from the February 2012 cash distribution to unitholders).

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and derivative contracts under the derivatives agreement. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at March 31, 2013 or December 31, 2012.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Significant payments by the Trust to SandRidge to cover such settlements could reduce or eliminate distributions paid to unitholders.

2013 Trust Distributions to Unitholders. On January 31, 2013, the Trust declared a cash distribution of $0.6507 per unit covering production for the three-month period from September 1, 2012 to November 30, 2012 for record unitholders as of February 14, 2013. The distribution, totaling $18.2 million, was made on March 1, 2013.

Future Trust Distributions to Unitholders. On April 25, 2013, the Trust declared a cash distribution of $0.5904 per common unit and $0.5015 per subordinated unit covering production for the three-month period from December 1, 2012 to February 28, 2013 for record unitholders as of May 15, 2013. The distribution will be paid on or about May 30, 2013 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$16,096
Derivative settlements, net	1,271

Total revenues	17,367

Expenses
Post-production expenses	797
Production taxes	163
Cash reserves withheld by Trustee(1)	498

Total expenses	1,458

Distributable income available to unitholders	$15,909

Distributable income per common unit (21,000,000 units issued and outstanding)	$0.5904

Distributable income per subordinated unit (7,000,000 units issued and outstanding)	$0.5015

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil and natural gas production from the Initial Wells as well as a portion of the anticipated future production from the Trust Development Wells through December 31, 2015. The Trust does not have the ability to enter into its own derivative contracts. See Note 5 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil and natural gas derivative contracts. The Trust received net settlement proceeds of approximately $1.8 million and $2.6 million related to the derivatives agreement during the three-month periods ended March 31, 2013 and 2012, respectively.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil and natural gas production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil and natural gas prices received for the Trust’s share of production from the Underlying Properties through December 31, 2015.

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

ITEM 4. Controls and Procedures

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of the end of the period covered by this report. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors has occurred during the three-month period ended March  31, 2013.

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

Date: May 10, 2013

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