Form 10-Q
period 2013-09-30
SandRidge Mississippian Trust I
filed 2013-11-08
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 1, 2013, 21,000,000 Common Units and 7,000,000 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended September 30, 2013

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,572	$1,146

Investment in royalty interests	308,964	308,964
Less: accumulated amortization	(69,343)	(49,223)
Net investment in royalty interests	239,621	259,741

Total assets	$241,193	$260,887

TRUST CORPUS

Trust corpus, 21,000,000 common units and 7,000,000 subordinated units issued and outstanding at September 30, 2013 and December 31, 2012	$241,193	$260,887

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues
Royalty income	$17,136	$18,317	$51,339	$61,446
Derivative settlements, net	1,133	3,270	4,172	8,104

Total revenues	18,269	21,587	55,511	69,550
Expenses
Post-production expenses	712	743	2,434	2,427
Production taxes	223	184	572	628
Trust administrative expenses	310	265	1,030	1,176
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	104	20	426	(159)
Total expenses	1,349	1,212	4,462	4,072

Income available for distribution prior to incentive calculation	16,920	20,375	51,049	65,478
Less: Incentive distribution to SandRidge	—	—	—	920
Distributable income available to unitholders	16,920	20,375	51,049	64,558
Distributable income per common unit (21,000,000 units issued and outstanding)	$0.6112	$0.7277	$1.8523	$2.3056
Distributable income per subordinated unit (7,000,000 units issued and outstanding)	$0.5835	$0.7277	$1.7357	$2.3056

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Trust corpus, beginning of period	$260,887	$286,456
Amortization of investment in royalty interests	(20,120)	(17,965)
Net cash reserves withheld (used)	426	(159)
Distributable income	51,049	64,558
Distributions paid or payable to unitholders	(51,049)	(64,558)

Trust corpus, end of period	$241,193	$268,332

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2013, SandRidge owned 528,063 Trust common units and 7,000,000 Trust subordinated units.

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

As specified in the development agreement executed by the Trust with SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2015 (see Note 5). SandRidge was credited for having drilled one full Trust Development Well if the well was drilled and perforated for completion with a minimum perforated length of 2,500 feet in a specified target formation and SandRidge’s net revenue interest in the well was equal to 57.0%. As of September 30, 2013, SandRidge had drilled and perforated for completion approximately 124 Trust Development Wells and met its obligation under the development agreement.

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

The common and subordinated units have identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which are held by SandRidge, constitute 25% of the Trust units issued and outstanding. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 120% of the target distribution for such quarter (“Incentive Threshold”). On June 30, 2014, which is the end of the fourth full calendar quarter following SandRidge’s satisfaction of its drilling obligation with respect to the Trust Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions will terminate. Distributions made to common units in respect of subsequent periods will no longer have the protection of the Subordination Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

Significant Accounting Policies. Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, which may require such entities to accrue or defer revenues and expenses in a period other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes.

Distributable Income Per Common and Subordinated Unit. The Trust calculates distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statement of distributable income does not differ from declared distribution amounts per unit.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 7 for discussion of the Trust’s quarterly distribution to be paid in November 2013. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2013 and the year ended December 31, 2012 is as follows:

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$18.2	$0.6507	$0.6507
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$15.9	$0.5904	$0.5015
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$16.9	$0.6112	$0.5835

Calendar Quarter 2012
First Quarter(1)	September 1, 2011 — November 30, 2011	February 2, 2012	February 29, 2012	$22.1	$0.7909	$0.7909
Second Quarter(2)	December 1, 2011 — February 29, 2012	April 30, 2012	May 30, 2012	$22.0	$0.7870	$0.7870
Third Quarter	March 1, 2012 — May 31, 2012	July 26, 2012	August 29, 2012	$20.4	$0.7277	$0.7277
Fourth Quarter	June 1, 2012 — August 31, 2012	November 1, 2012	November 29, 2012	$19.1	$0.6831	$0.6831

(1)   Total distribution paid amount excludes $0.9 million incentive distribution paid to SandRidge as holder of the subordinated units.

(2)   Total distribution paid amount excludes $57,000 incentive distribution paid to SandRidge as holder of the subordinated units.

4. Loan Commitment

Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2013 or December 31, 2012.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2013 and 2012, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the nine-month periods ended September 30, 2013 and 2012, totaled approximately $113,000.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

A wholly owned subsidiary of SandRidge granted to the Trust a lien (“Drilling Support Lien”) covering its interest in the AMI (except its interest in the Initial Wells) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the undeveloped Underlying Properties. The initial amount recoverable by the Trust pursuant to the Drilling Support Lien could not exceed approximately $166.1 million. As of September 30, 2013, SandRidge had drilled and perforated for completion approximately 124 equivalent Trust Development Wells, thus fulfilling its drilling obligation. Accordingly the Trust had fully released the Drilling Support Lien.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. The Trust paid administrative fees to SandRidge equal to $50,000 during each of the three-month periods ended September 30, 2013 and 2012, respectively, and equal to $150,000 during each of the nine-month periods ended September 30, 2013 and 2012, respectively.

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

The following tables present, as of September 30, 2013, the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement.

Oil — Price Swaps

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2013 — December 2013	123	$102.07
January 2014 — December 2014	541	$100.94
January 2015 — December 2015	468	$101.07

Natural Gas — Collars

	Notional (MMBtu)	Collar Range
October 2013 — December 2013	216	$4.00 - $7.15
January 2014 — December 2014	937	$4.00 - $7.78
January 2015 — December 2015	1,010	$4.00 - $8.55

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. Legal Proceedings

The Trust has been named as an additional defendant in a putative class action against SandRidge and others as described below.

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

On July 23, 2013 the lead plaintiff filed a consolidated amended complaint, in which the Trust was named as an additional defendant.  The Consolidated Amended Complaint asserts a variety of federal securities claims against the Trust and SandRidge and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 23, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust with respect to certain of the allegations, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves, SandRidge’s capital expenditures, and certain transactions entered into by companies allegedly affiliated with SandRidge’s former CEO Tom Ward. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. The complaint was corrected by way of a Corrected Consolidated Amended Complaint filed on July 30, 2013.

On October 7, 2013, the Trust and SandRidge each filed a Motion to Dismiss the claims asserted against the Trust in the Corrected Consolidated Amended Complaint.

Regardless of the outcome of the litigation, the Trust will incur expenses in defending the litigation, and the expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7. Subsequent Events

Distribution to Unitholders. On October 24, 2013, the Trust declared a cash distribution of $0.6029 per common unit covering production for the three-month period from June 1, 2013 to August 31, 2013 for record holders as of November 14, 2013. The distribution will be paid on or about November 29, 2013. Distributable income for June 1, 2013 to August 31, 2013 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$14,115
Derivative settlements, net	16
Total revenues	14,131
Expenses
Post-production expenses	642
Production taxes	415
Cash reserves withheld by Trustee (1)	414
Total expenses	1,471
Distributable income available to unitholders	$12,660
Distributable income per common unit (21,000,000 units issued and outstanding)	$0.6029
Distributable income per subordinated unit (7,000,000 units issued and outstanding)	$0.0000

(1)         Includes amounts withheld for payment of future Trust administrative expenses.

Because income available for distribution on the Trust common units was $0.6029 per unit, which was below the Subordination Threshold of $0.6128 for the period, no distribution will be paid to the subordinated units for the period.

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

Properties. As of September 30, 2013, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells and (b) 121 additional wells (equivalent to approximately 124 Trust Development Wells under the development agreement as described below) that were drilled and perforated for completion between January 1, 2011, the effective date of the Royalty Interests conveyance, and June 2013 within an AMI located in Alfalfa, Garfield, Grant, Major and Woods counties in Oklahoma.

SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells on or before December 31, 2015, and was not permitted to drill and complete any well within the AMI for its own account until it had satisfied the drilling obligation to the Trust. As of September 30, 2013, SandRidge had fulfilled its drilling obligation to the Trust.

The Trust was not responsible for any costs related to the drilling of the Trust Development Wells and is not responsible for any other operating or capital costs related to the Underlying Properties. The following table presents the number of Initial Wells, Trust Development Wells drilled and Trust Development Wells to be drilled as of September 30, 2013 and December 31, 2012.

	Initial Wells	Trust Development Wells Drilled(1)	Trust Development Wells To Be Drilled	Total
September 30, 2013	37	124	—	161
December 31, 2012	37	107	16	160

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

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. The Trust’s subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is at least equal to the Subordination Threshold. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there is no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeds the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, is entitled to 50% of the amount by which the cash available for distribution exceeds the Incentive Threshold. On June 30, 2014, which is the end of the fourth full calendar quarter following SandRidge’s fulfillment of its drilling obligation with respect to the Trust Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and SandRidge’s right to receive incentive distributions in respect of subsequent periods will terminate. After such time, the common units will no longer have the protection of the Subordination Threshold in respect of subsequent periods, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.

The following table sets forth the Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the end of the subordination period, as set out in the trust agreement.

	Subordination	Incentive
Period(1)	Threshold(2)	Threshold(2)

2013
Third quarter (3)	$0.613	$0.919
Fourth quarter	0.609	0.913

2014
First quarter	0.621	0.932
Second quarter	0.659	0.988

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

(3)                     A distribution of $0.6029 per common unit was declared on October 24, 2013 and is expected to be paid on or about November 29, 2013. Because income available for distribution on the Trust common units was $0.6029 per unit, which was below the Subordination Threshold of $0.6128 for the period, no distribution will be paid to the subordinated units for the period. See Note 7 to the financial statements contained in Item 1 of this report for further discussion.

Litigation. As described in more detail in Item 1 of Part II, Legal Proceedings, the Trust has been named as an additional defendant in a putative class action against SandRidge and others.  Regardless of the outcome of the litigation, the Trust will incur expenses in defending the litigation, and the expenses may increase the Trust’s administrative expenses significantly. Further, any costs incurred by the Trust in connection with any settlement of or judgments in the litigation could increase the Trust’s administrative expenses significantly.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, production taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three and nine-month periods ended September 30, 2013 and 2012 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012(2)	2013(3)	2012(4)
Production Data
Oil (MBbls)(5)	137	157	411	511
Natural gas (MMcf)	1,337	1,322	4,389	4,351
Combined equivalent volumes (MBoe)	360	377	1,143	1,236
Average daily combined equivalent volumes (MBoe/d)	3.9	4.1	4.2	4.5

Well Data
Initial and Trust Development Wells producing - average	156	105	145	93

Revenues (in thousands)
Royalty income	$17,136	$18,317	$51,339	$61,446
Derivative settlements	1,133	3,270	4,172	8,104
Total revenue	$18,269	$21,587	$55,511	$69,550

Expenses (in thousands)
Post-production expenses	$712	$743	$2,434	$2,427
Production taxes	223	184	572	628
Trust administrative expenses	310	265	1,030	1,176
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	104	20	426	(159)
Total expenses	$1,349	$1,212	$4,462	$4,072
Income available for distribution prior to incentive calculation	16,920	20,375	51,049	65,478
Less: Incentive distribution to SandRidge	—	—	—	920
Distributable income available to unitholders	$16,920	$20,375	$51,049	$64,558

Average Prices
Oil (per Bbl)(5)	$85.87	$96.17	$86.21	$91.94
Natural gas (per Mcf)	$4.04	$2.44	$3.62	$3.32
Combined equivalent (per Boe)	$47.67	$48.55	$44.93	$49.69

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$93.78	$98.17	$95.48	$96.61
Natural gas (per Mcf)	$3.55	$4.11	$3.15	$4.08
Combined equivalent (per Boe)	$48.84	$55.25	$46.45	$54.29

Expenses (per Boe)
Post-production	$1.98	$1.97	$2.13	$1.96
Production taxes	$0.62	$0.49	$0.50	$0.51

(1)         Oil and natural gas volumes and related revenues and expenses for the three-month period ended September 30, 2013 (included in SandRidge’s August 2013 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2013 to May 31, 2013.

(2)        Oil and natural gas volumes and related revenues and expenses for the three-month period ended September 30, 2012 (included in SandRidge’s August 2012 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2012 to May 31, 2012.

(3)         Oil and natural gas volumes and related revenues and expenses for the nine-month period ended September 30, 2013 (included in SandRidge’s March 2013, May 2013 and August 2013 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2012 to May 31, 2013.

(4)         Oil and natural gas volumes and related revenues and expenses for the nine-month period ended September 30, 2012 (included in SandRidge’s February 2012, May 2012 and August 2012 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2011 to May 31, 2012.

(5)         Includes natural gas liquids.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2013 totaled $17.1 million compared to $18.3 million received during the three-month period ended September 30, 2012. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was primarily attributable to the decrease in combined equivalent volumes produced as production from Trust Development Wells completed and brought on production during the second half of 2012 and the first half of 2013 was more than offset by natural declines in production from the Initial Wells and older Trust Development Wells. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 30, 2013 included royalty income attributable to production for the three-month period from March 1, 2013 to May 31, 2013 of 137 MBbls of oil and 1,337 MMcf of natural gas, or 360 MBoe of combined production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 30, 2012 included royalty income attributable to production for the three-month period from March 1, 2012 to May 31, 2012 of 157 MBbls of oil and 1,322 MMcf of natural gas, or 377 MBoe of combined production. Also contributing to the decrease in royalty income was a decrease in the average price received for oil production, excluding the impact of derivative settlements and post-production expenses, to $85.87 per Bbl during the three-month period ended September 30, 2013 from $96.17 per Bbl during the same period in 2012. The decreases in total production and the average price received for oil production were slightly offset by an increase in the average price received for natural gas production, excluding the impact of derivative settlements and post-production expenses, to $4.04 per Mcf during the three-month period ended September 30, 2013 from $2.44 per Mcf during the same period in 2012.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three-month period ended September 30, 2013 for production from March 1, 2013 to May 31, 2013 were approximately $1.1 million, which effectively increased the average price received for oil by $7.91 per Bbl to $93.78 per Bbl and increased the average price received for natural gas by $0.04 per Mcf to $4.08 per Mcf ($3.55 per Mcf including the impact of post-production expenses). Net cash settlements received during the 2013 period were comprised of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices. Net cash settlements under the derivatives agreement for the three-month period ended September 30, 2012 for production from March 1, 2012 to May 31, 2012 were approximately $3.3 million, which effectively increased the average price received for oil by $2.00 per Bbl to $98.17 per Bbl and increased the average price received for natural gas by $2.23 per Mcf to $4.67 per Mcf ($4.11 per Mcf including the impact of post-production expenses). Net cash settlements received during the 2012 period were comprised mainly of gains on natural gas collars due to lower average natural gas prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses totaled approximately $0.7 million for each of the three-month periods ended September 30, 2013 and 2012.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2013 totaled approximately $0.2 million, or $0.62 per Boe, and were approximately 1.3% of royalty income. Production taxes for the three-month period ended September 30, 2012 totaled approximately $0.2 million, or $0.49 per Boe, and were approximately 1.0% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses totaled approximately $0.3 million for each of the three-month periods ended September 30, 2013 and 2012.

Distributable Income

Distributable income for the three-month period ended September 30, 2013 was $16.9 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $104,000 (approximately $414,000 withheld from the August 2013 cash distribution to unitholders partially offset by approximately $310,000 used to pay Trust expenses during the period). Distributable income for the three-month period ended September 30, 2012 was $20.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $20,000 (approximately $285,000 withheld from the August 2012 cash distribution to unitholders partially offset by approximately $265,000 used to pay Trust expenses during the period ).

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2013 totaled $51.3 million compared to $61.4 million received during the nine-month period ended September 30, 2012. The decrease in royalty income was primarily attributable to the decrease in combined equivalent volumes produced as production from Trust Development Wells completed and brought on production during the second half of 2012 and the first half of 2013 was more than offset by natural declines in production from the Initial Wells and older Trust Development Wells. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2013 included royalty income attributable to production for the nine-month period from September 1, 2012 to May 31, 2013 of 411 MBbls of oil and 4,389 MMcf of natural gas, or 1,143 MBoe of combined production. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2012 included royalty income attributable to production for the nine-month period from September 1, 2011 to May 31, 2012 of 511 MBbls of oil and 4,351 MMcf of natural gas, or 1,236 MBoe of combined production. Also contributing to the decrease in royalty income was a decrease in the average price received for oil production. Average prices received for oil production, excluding the impact of derivative settlements and post-production expenses, during the nine-month period ended September 30, 2013 were $86.21 per Bbl of oil compared to $91.94 per Bbl of oil during the nine-month period ended September 30, 2012. The decreases in total production and the average price received for oil production were slightly offset by an increase in the average price received for natural gas production, excluding the impact of derivative settlements and post-production expenses, to $3.62 per Mcf during the nine-month period ended September 30, 2013 from $3.32 per Mcf during the same period in 2012.

Derivative Settlements. Net cash settlements under the derivatives agreement for the nine-month period ended September 30, 2013 for production from September 1, 2012 to May 31, 2013 were approximately $4.2 million, which effectively increased the average price received for oil by $9.27 per Bbl to $95.48 per Bbl and increased the average price received for natural gas by $0.08 per Mcf to $3.70 per Mcf ($3.15 per Mcf including the impact of post-production expenses). Net cash settlements under the derivatives agreement for the nine-month period ended September 30, 2012 for production from September 1, 2011 to May 31, 2012 were approximately $8.1 million, which effectively increased the average price received for oil by $4.67 per Bbl to $96.61 per Bbl and increased the average price received for natural gas by $1.31 per Mcf to $4.63 per Mcf ($4.08 per Mcf including the impact of post-production expenses). Net cash settlements received during both periods were comprised mainly of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. Post-production expenses totaled approximately $2.4 million for each of the nine-month periods ended September 30, 2013 and 2012. Post-production costs per Boe increased approximately 9% for the nine-month period ended September 30, 2013 from the comparable period of 2012 as natural gas production comprised a larger portion of total production during the 2013 period.

Production Taxes. Production taxes for the nine-month period ended September 30, 2013 totaled approximately $0.6 million, or $0.50 per Boe, and were approximately 1.1% of royalty income. Production taxes for the nine-month period ended September 30, 2012 totaled approximately $0.6 million, or $0.51 per Boe, and were approximately 1.0% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for the nine-month period ended September 30, 2013 totaled approximately $1.0 million compared to approximately $1.2 million for the nine-month period ended September 30, 2012.

Incentive Distribution to SandRidge

Cash available for distribution during the nine-month period ended September 30, 2012 prior to incentive calculations exceeded Incentive Thresholds for the applicable distribution periods by approximately $1.8 million ($1.7 million for the February 2012 distribution and $0.1 million for the May 2012 distribution). As the holder of the Trust’s subordinated units, SandRidge received 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold for each distribution, or approximately $0.9 million total. No incentive distributions were made during the nine-month period ended September 30, 2013.

Distributable Income

Distributable income for the nine-month period ended September 30, 2013 was $51.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.4 million (approximately $1.4 million withheld from the March 2013, May 2013 and August 2013 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period). Distributable income for the nine-month period ended September 30, 2012 was $64.6 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $1.2 million used to pay Trust expenses during the period partially offset by approximately $1.0 million withheld from the February 2012, May 2012 and August 2012 cash distributions to unitholders).

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests for the quarter, over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions previously described. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the

Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at September 30, 2013 or December 31, 2012.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Significant payments by the Trust to SandRidge to cover such settlements could reduce or eliminate distributions paid to unitholders.

2013 Trust Distributions to Unitholders. During the nine months ended September 30, 2013, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$18.2
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$15.9
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$16.9

Future Trust Distributions to Unitholders. On October 24, 2013, the Trust declared a cash distribution of $0.6029 per common unit covering production for the three-month period from June 1, 2013 to August 31, 2013 for record unitholders as of November 14, 2013. The distribution will be paid on or about November 29, 2013 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$14,115
Derivative settlements, net	16
Total revenues	14,131
Expenses
Post-production expenses	642
Production taxes	415
Cash reserves withheld by Trustee(1)	414
Total expenses	1,471
Distributable income available to unitholders	$12,660
Distributable income per common unit (21,000,000 units issued and outstanding)	$0.6029
Distributable income per subordinated unit (7,000,000 units issued and outstanding)(2)	$0.0000

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

(2)                  Because income available for distribution on the Trust common units was below the Subordination Threshold for the period, no distribution will be paid to the subordinated units.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement cover a portion of the anticipated future sales volumes of oil and natural gas production through December 31, 2015. The Trust does not have the ability to enter into its own derivative contracts. See Note 5 to the unaudited financial statements contained in Part I, Item

I of this Quarterly Report for notional and price information of the Trust’s open oil and natural gas derivative contracts. The Trust received net settlement proceeds of approximately $4.2 million and $8.1 million related to the derivatives agreement during the nine-month periods ended September 30, 2013 and 2012, respectively.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1. Legal Proceedings

The Trust has been named as an additional defendant in a putative class action against SandRidge Energy, Inc. (“SandRidge”) and others as described below.

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

On July 23, 2013 the lead plaintiff filed a consolidated amended complaint, in which the Trust was named as an additional defendant.  The Consolidated Amended Complaint asserts a variety of federal securities claims against the Trust and SandRidge and certain of its current and former officers and directors, among other defendants, on behalf of a putative class of (a) purchasers of SandRidge common stock during the period from February 24, 2011 to November 8, 2012, (b) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 12, 2011, and (c) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 23, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust with respect to certain of the allegations, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves, SandRidge’s capital expenditures, and certain transactions entered into by companies allegedly affiliated with SandRidge’s former CEO Tom Ward. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. The complaint was corrected by way of a Corrected Consolidated Amended Complaint filed on July 30, 2013.

On October 7, 2013, the Trust and SandRidge each filed a Motion to Dismiss the claims asserted against the Trust in the Corrected Consolidated Amended Complaint.

Regardless of the outcome of the litigation, the Trust will incur expenses in defending the litigation, and the expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Except as described in Item 1, Legal Proceedings, in this Form 10-Q, no material change to such risk factors has occurred during the nine-month period ended September 30, 2013.

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

Date: November 8, 2013

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