Form 10-Q
period 2014-03-31
SandRidge Mississippian Trust I
filed 2014-05-09
CIK 1509228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, 21,000,000 Common Units and 7,000,000 Subordinated Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended March 31, 2014

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations and information regarding target distributions, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,636	$1,669

Investment in royalty interests	308,964	308,964
Less: accumulated amortization	(79,035)	(74,674)
Net investment in royalty interests	229,929	234,290
Total assets	$231,565	$235,959

TRUST CORPUS

Trust corpus, 21,000,000 common units and 7,000,000 subordinated units issued and outstanding at March 31, 2014 and December 31, 2013	$231,565	$235,959

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues
Royalty income	$11,201	$18,107
Derivative settlements, net	323	1,768

Total revenues	11,524	19,875
Expenses
Post-production expenses	530	925
Production taxes	104	185
Trust administrative expenses	417	478
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(35)	66
Total expenses	1,016	1,654

Distributable income available to unitholders	10,508	18,221

Distributable income per common unit (21,000,000 units issued and outstanding)	$0.5004	$0.6507
Distributable income per subordinated unit (7,000,000 units issued and outstanding)	$0.0000	$0.6507

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Trust corpus, beginning of period	$235,959	$260,887
Amortization of investment in royalty interests	(4,361)	(6,485)
Net cash reserves (used) withheld	(35)	66
Distributable income	10,508	18,221
Distributions paid or payable to unitholders	(10,506)	(18,221)

Trust corpus, end of period	$231,565	$254,468

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At March 31, 2014, SandRidge owned 528,063 Trust common units and 7,000,000 Trust subordinated units.

The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas liquids (“NGL”) and natural gas production attributable to SandRidge’s net revenue interest in 36 wells producing at December 31, 2010 and one additional well undergoing completion operations at that time (together, the “Initial Wells”), and 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, NGL and natural gas production attributable to SandRidge’s net revenue interest in 123 development wells drilled (the “Trust Development Wells”) within an area of mutual interest in Alfalfa, Garfield, Grant and Woods counties in Oklahoma between January 1, 2011, the effective date of the Royalty Interests conveyance, and June 30, 2013. Pursuant to a development agreement entered into between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2015. SandRidge fulfilled this obligation in June 2013.

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee on or about 60 days following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2013 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2013 has been derived from audited financial statements. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the 2013 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2014. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2014 and the year ended December 31, 2013 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$10.5	$0.5003	$0.0000

Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$18.2	$0.6507	$0.6507
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$15.9	$0.5904	$0.5015
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$16.9	$0.6112	$0.5835
Fourth Quarter	June 1, 2013 — August 31, 2013	October 24, 2013	November 29, 2013	$12.7	$0.6029	$0.0000

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2014 and 2013, totaled approximately $38,000.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month periods ended March 31, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $50,000 and $100,000, respectively.

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

The following tables present, as of March 31, 2014, the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement.

Oil — Price Swaps

	Notional (MBbl)	Weighted Avg. Fixed Price
April 2014 — December 2014	408	$100.94
January 2015 — December 2015	468	$101.07

Natural Gas — Collars

	Notional (MMBtu)	Collar Range
April 2014 — December 2014	706	$4.00 - $7.78
January 2015 — December 2015	1,010	$4.00 - $8.55

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2014 or December 31, 2013.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements serve to mitigate a portion of the effect of this price volatility through December 31, 2015. See Note 4 for a discussion of the Trust’s open oil and natural gas commodity derivative contracts.

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. Subsequent Events

Distribution to Unitholders. On April 24, 2014, the Trust declared a cash distribution of $0.4263 per common unit covering production for the three-month period from December 1, 2013 to February 28, 2014 for record holders as of May 15, 2014. The distribution will be paid on or about May 30, 2014. Distributable income for December 1, 2013 to February 28, 2014 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$9,432
Derivative settlements, net	479
Total revenues	9,911
Expenses
Post-production expenses	440
Production taxes	118
Cash reserves withheld by Trustee (1)	401
Total expenses	959
Distributable income available to unitholders	$8,952
Distributable income per common unit (21,000,000 units issued and outstanding)	$0.4263
Distributable income per subordinated unit (7,000,000 units issued and outstanding)	$0.0000

(1)    Includes amounts withheld for payment of future Trust administrative expenses.

Because income available for distribution on the Trust common units was $0.4263 per unit, which was below the Subordination Threshold of $0.6216 for the period, no distribution will be paid to the subordinated units for the period.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2013 Form 10-K.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 4 to the unaudited financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes.

Properties. As of March 31, 2014 and December 31, 2013, the Trust’s properties consisted of Royalty Interests in the Initial Wells and the Trust Development Wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

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

The following table sets forth the approximate Subordination Threshold and Incentive Threshold for each remaining calendar quarter through the end of the subordination period, as set out in the trust agreement.

Period(1)	Subordination Threshold(2)	Incentive Threshold(2)

2014
First quarter (3)	0.621	0.932
Second quarter	0.659	0.988

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

(3)                     A distribution of $0.4263 per common unit was declared on April 24, 2014 and is expected to be paid on or about May 30, 2014. Because income available for distribution on the Trust common units was $0.4263 per unit, which was below the Subordination Threshold of $0.6216 for the period, no distribution will be paid to the subordinated units for the period. See Note 6 to the financial statements contained in Item 1 of this report for further discussion.

Litigation. As described in more detail in Item 1 of Part II, Legal Proceedings, the Trust has been named as an additional defendant in a putative class action against SandRidge and others.  Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. Further, any costs incurred by the Trust in connection with any settlement of or judgments in the litigation could increase the Trust’s administrative expenses significantly.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2014 and 2013 is presented below.

	Three Months Ended March 31,
	2014(1)	2013(2)
Production Data
Oil (MBbls)(3)	81	151
Natural gas (MMcf)	980	1,607
Combined equivalent volumes (MBoe)	244	419
Average daily combined equivalent volumes (MBoe/d)	2.7	4.6

Well data
Initial and Trust Development Wells producing - average	160	134

Revenues (in thousands)
Royalty income	$11,201	$18,107
Derivative settlements	323	1,768
Total revenue	$11,524	$19,875

Expenses (in thousands)
Post-production expenses	$530	$925
Production taxes	104	185
Trust administrative expenses	417	478
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(35)	66
Total expenses	$1,016	$1,654
Distributable income available to unitholders	$10,508	$18,221

Average Prices
Oil (per Bbl)(3)	$92.45	$85.95
Natural gas (per Mcf)	$3.82	$3.18
Combined equivalent (per Boe)	$45.90	$43.20

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$95.21	$96.30
Natural gas (per Mcf)	$3.38	$2.73
Combined equivalent (per Boe)	$45.05	$45.21

Expenses (per Boe)
Post-production	$2.17	$2.21
Production taxes	$0.43	$0.44

(1)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2014 (included in SandRidge’s February 2014 net revenue distribution to the Trust) represent oil and natural gas production from September 1, 2013 to November 30, 2013.

(2)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2013 (included in SandRidge’s March 2013 net revenue distribution to the Trust) represent oil and natural gas production from September 1, 2012 to November 30, 2012.

(3)         Includes NGLs, which comprised approximately 3.8% and 0.1%, respectively, of total production in the three-month periods ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

Royalty Income. Royalty income received during the three-month period ended March 31, 2014 totaled $11.2 million compared to $18.1 million received during the three-month period ended March 31, 2013. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was primarily attributable to the decrease in combined equivalent volumes produced caused by the natural declines in production from the Initial Wells and older Trust Development Wells. The net revenue distribution from SandRidge received by the Trust during the three-month period ended March 31, 2014 included royalty income attributable to production for the three-month period from September 1, 2013 to November 30, 2013 of 81 MBbls of oil and 980 MMcf of natural gas, or 244 MBoe of combined production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended March 31, 2013 included royalty income attributable to production for the three-month period from September 1, 2012 to November 30, 2012 of 151 MBbls of oil and 1,607 MMcf of natural gas, or 419 MBoe of combined production. The decrease in total production was slightly offset by increases in the average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses. The average price received for oil increased to $92.45 per Bbl during the three-month period ended March 31, 2014 from $85.95 per Bbl during the same period in 2013, while the average price received for natural gas increased to $3.82 per Mcf during the three-month period ended March 31, 2014 from $3.18 per Mcf during the same period in 2013.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three-month period ended March 31, 2014  for production from September 1, 2013 to November 30, 2013 were approximately $0.3 million, which effectively increased the average price received for oil by $2.76 per Bbl to $95.21 per Bbl and increased the average price received for natural gas by $0.10 per Mcf to $3.92 per Mcf ($3.38 per Mcf including the impact of post-production expenses). Net cash settlements under the derivatives agreement for the three-month period ended March 31, 2013 for production from September 1, 2012 to November 30, 2012 were approximately $1.8 million, which effectively increased the average price received for oil by $10.35 per Bbl to $96.30 per Bbl and increased the average price received for natural gas by $0.12 per Mcf to $3.30 per Mcf ($2.73 per Mcf including the impact of post-production expenses). Net cash settlements received during both periods were comprised of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended March 31, 2014 totaled approximately $0.5 million compared to approximately $0.9 million for the three-month period ended March 31, 2013. Post-production costs decreased as a result of decreased total production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2014 totaled approximately $0.1 million, or $0.43 per Boe, and were approximately 0.9% of royalty income. Production taxes for the three-month period ended March 31, 2013 totaled approximately $0.2 million, or $0.44 per Boe, and were approximately 1.0% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2014 totaled approximately $0.4 million compared to approximately $0.5 million for the three-month period ended March 31, 2013.

Distributable Income

Distributable income for the three-month period ended March 31, 2014 was $10.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $35,000 (approximately $417,000 used to pay Trust expenses during the period partially offset by approximately $382,000 withheld from the February 2014 cash distribution to unitholders). Distributable income for the three-month period ended March 31, 2013 was $18.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $66,000 (approximately $544,000 withheld from the March 2013 cash distribution to unitholders partially offset by approximately $478,000 used to pay Trust expenses during the period).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month period ended March 31, 2014 as a result of the Trust’s subordination provisions. Since income available for distribution on the Trust common units for the February 2014 distribution was below the Subordination Threshold, no distribution was paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $2.6 million more in distributions for the three-month period ended March 31, 2014 than such holders would have received had the subordination provisions not existed.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and derivative contracts under the derivatives agreement and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge, payment of amounts owed under the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Under the conveyances granting the Royalty Interests, the Trust does not have any capital requirements related to drilling wells or any other operating and capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter, subject in all cases to the subordination and incentive provisions. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at March 31, 2014 or December 31, 2013.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Significant payments by the Trust to SandRidge to cover such settlements could reduce or eliminate distributions paid to unitholders.

2014 Trust Distributions to Unitholders. On January 30, 2014, the Trust declared a cash distribution of $0.5003 per common unit covering production for the three-month period from September 1, 2013 to November 30, 2013 for record unitholders as of February 14, 2014. The distribution, totaling $10.5 million, was made on February 28, 2014.

Future Trust Distributions to Unitholders. On April 24, 2014, the Trust declared a cash distribution of $0.4263 per common unit covering production for the three-month period from December 1, 2013 to February 28, 2014 for record unitholders as of May 15, 2014. The distribution will be paid on or about May 30, 2014 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$9,432
Derivative settlements, net	479
Total revenues	9,911
Expenses
Post-production expenses	440
Production taxes	118
Cash reserves withheld by Trustee(1)	401
Total expenses	959
Distributable income available to unitholders	$8,952
Distributable income per common unit (21,000,000 units issued and outstanding)	$0.4263
Distributable income per subordinated unit (7,000,000 units issued and outstanding)(2)	$0.0000

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

(2)                  Because income available for distribution on the Trust common units was below the Subordination Threshold for the period, no distribution will be paid to the subordinated units.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil and natural gas production through December 31, 2015. The Trust does not have the ability to enter into its own derivative contracts. See Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil and natural gas derivative contracts. The Trust received net settlement proceeds of approximately $0.3 million and $1.8 million related to the derivatives agreement during the three-month periods ended March 31, 2014 and 2013, respectively.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the three-month period ended March 31, 2014.

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

Date: May 9, 2014

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