Form 10-Q
period 2014-09-30
SandRidge Mississippian Trust I
filed 2014-11-07
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended September 30, 2014

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,794	$1,669

Investment in royalty interests	308,964	308,964
Less: accumulated amortization	(87,604)	(74,674)
Net investment in royalty interests	221,360	234,290
Total assets	$223,154	$235,959
TRUST CORPUS

Trust corpus, 28,000,000 common units issued and outstanding at September 30, 2014 and 21,000,000 common units and 7,000,000 subordinated units issued and outstanding at December 31, 2013	$223,154	$235,959

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues
Royalty income	$8,492	$17,136	$29,125	$51,339
Derivative settlements, net	(69)	1,133	733	4,172

Total revenues	8,423	18,269	29,858	55,511

Expenses
Post-production expenses	395	712	1,365	2,434
Production taxes	130	223	352	572
Trust administrative expenses	231	310	1,046	1,030
Cash reserves withheld for current Trust expenses, net of amounts used	155	104	123	426
Total expenses	911	1,349	2,886	4,462

Distributable income available to unitholders	7,512	16,920	26,972	51,049
Distributable income per common unit	$0.3577	$0.6112	$1.2844	$1.8523
Distributable income per subordinated unit	$0.0000	$0.5835	$0.0000	$1.7357

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Trust corpus, beginning of period	$235,959	$260,887
Amortization of investment in royalty interests	(12,930)	(20,120)
Net cash reserves withheld	123	426
Distributable income	26,972	51,049
Distributions paid or payable to unitholders	(26,970)	(51,049)

Trust corpus, end of period	$223,154	$241,193

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2014, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

On July 1, 2014, the day following the end of the fourth full calendar quarter subsequent to SandRidge’s satisfaction of its drilling obligation, the subordinated units automatically converted into common units on a one-for-one basis. Prior to this conversion, the subordinated and common units had identical rights and privileges, except with respect to their rights to receive distributions. The subordinated units, all of which were held by SandRidge, constituted 25% of the Trust units issued and were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units that was no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there was not sufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to SandRidge to satisfy its drilling obligation, SandRidge was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 120% of the target distribution for such quarter (“Incentive Threshold”). As a result of the conversion of the subordinated units to common units in July 2014, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s November 2014 distribution, distributions made to common units will no longer have the benefit of the Subordination Threshold or be subject to the Incentive Threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions. See Note 6 for further discussion.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

Distributable Income Per Common and Subordinated Unit. For the periods presented, the Trust calculated distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income have been allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the periods presented had been distributed. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income does not differ from declared distribution amounts per unit. Subsequent to the conversion of the Trust’s subordinated units to common units, all Trust unitholders will share on a pro rata basis in the Trust’s distributable income (See Note 1).

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2014. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2014 and the year ended December 31, 2013 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$10.5	$0.5003	$0.0000
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$9.0	$0.4263	$0.0000
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$7.5	$0.3577	$0.0000

Calendar Quarter 2013
First Quarter	September 1, 2012 — November 30, 2012	January 31, 2013	March 1, 2013	$18.2	$0.6507	$0.6507
Second Quarter	December 1, 2012 — February 28, 2013	April 25, 2013	May 30, 2013	$15.9	$0.5904	$0.5015
Third Quarter	March 1, 2013 — May 31, 2013	July 25, 2013	August 29, 2013	$16.9	$0.6112	$0.5835
Fourth Quarter	June 1, 2013 — August 31, 2013	October 24, 2013	November 29, 2013	$12.7	$0.6029	$0.0000

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2014 and 2013, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the nine-month periods ended September 30, 2014 and 2013, totaled approximately $113,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended September 30, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $50,000. During the nine-month periods ended September 30, 2014 and 2013, the Trust paid administrative fees to SandRidge equal to $200,000 and $150,000, respectively.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following tables present, as of September 30, 2014, the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement.

Oil — Price Swaps

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2014 — December 2014	136	$100.94
January 2015 — December 2015	468	$101.07

Natural Gas — Collars

	Notional (MMBtu)	Collar Range
October 2014 — December 2014	236	$4.00 - $7.78
January 2015 — December 2015	1,010	$4.00 - $8.55

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2014 or December 31, 2013.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

6. Subsequent Events

Distribution to Unitholders. On October 30, 2014, the Trust declared a cash distribution of $0.2469 per unit covering production for the three-month period from June 1, 2014 to August 31, 2014 for record holders as of November 14, 2014. The distribution will be paid on or about November 28, 2014. Distributable income for June 1, 2014 to August 31, 2014 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$7,792
Derivative settlements, net	(11)
Total revenues	7,781
Expenses
Post-production expenses	308
Production taxes	174
Cash reserves withheld by Trustee (1)	386
Total expenses	868
Distributable income available to unitholders	$6,913
Distributable income per unit (28,000,000 units issued and outstanding)(2)	$0. 2469

(1) Includes amounts withheld for payment of future Trust administrative expenses.

(2) The Trust’s subordinated units converted to common units in July 2014 (see Note 1).

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

Properties. As of September 30, 2014 and December 31, 2013, the Trust’s properties consisted of Royalty Interests in the Initial Wells and the Trust Development Wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Prior to their conversion to common units in July 2014, the Trust’s subordinated units were entitled to receive pro rata distributions from the Trust each quarter, up to and including the August 2014 distribution, if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the Subordination Threshold. If there was not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there is no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeded the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, was entitled to 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold. As a result of the conversion of the subordinated units to common units in July 2014, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s November 2014 distribution, distributions made to common units will no longer have the benefit of the Subordination Threshold or be subject to the Incentive Threshold and the holders of all 28,000,000 common units will share on a pro rata basis in the Trust’s distributions.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three and nine-month periods ended September 30, 2014 and 2013 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014(1)	2013(2)	2014(3)	2013(4)
Production Data
Oil (MBbls)(5)	53	137	196	411
Natural gas (MMcf)	717	1,337	2,499	4,389
Combined equivalent volumes (MBoe)	173	360	613	1,143
Average daily combined equivalent volumes (MBoe/d)	1.9	3.9	2.2	4.2

Well Data
Initial and Trust Development Wells producing - average	150	156	154	145

Revenues (in thousands)
Royalty income	$8,492	$17,136	$29,125	$51,339
Derivative settlements	(69)	1,133	733	4,172
Total revenue	$8,423	$18,269	$29,858	$55,511

Expenses (in thousands)
Post-production expenses	$395	$712	$1,365	$2,434
Production taxes	130	223	352	572
Trust administrative expenses	231	310	1,046	1,030
Cash reserves withheld for current Trust expenses, net of amounts used	155	104	123	426
Total expenses	$911	$1,349	$2,886	$4,462
Distributable income available to unitholders	$7,512	$16,920	$26,972	$51,049

Average Prices
Oil (per Bbl)(5)	$92.20	$85.87	$91.23	$86.21
Natural gas (per Mcf)	$5.00	$4.04	$4.50	$3.62
Combined equivalent (per Boe)	$49.17	$47.67	$47.55	$44.93

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$90.90	$93.78	$94.38	$95.48
Natural gas (per Mcf)	$4.45	$3.55	$4.00	$3.15
Combined equivalent (per Boe)	$46.49	$48.84	$46.52	$46.45

Expenses (per Boe)
Post-production	$2.28	$1.98	$2.23	$2.13
Production taxes	$0.75	$0.62	$0.57	$0.50

(1)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2014 (included in SandRidge’s August 2014 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2014 to May 31, 2014.

(2)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2013 (included in SandRidge’s August 2013 net revenue distribution to the Trust) represent oil and natural gas production from March 1, 2013 to May 31, 2013.

(3)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2014 (included in SandRidge’s February 2014, May 2014 and August 2014 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2013 to May 31, 2014.

(4)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2013 (included in SandRidge’s March 2013,May 2013 and August 2013 net revenue distributions to the Trust) represent oil and natural gas production from September 1, 2012 to May 31, 2013.

(5)         Includes NGLs, which comprised approximately 3.5% and 2.2% of total production in the three-month periods ended September 30, 2014 and 2013, respectively, and 3.5% and 0.9% of total production in the nine-month periods ended September 30, 2014 and 2013, respectively.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2014 totaled $8.5 million compared to $17.1 million received during the three-month period ended September 30, 2013. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was primarily attributable to the decrease in combined equivalent volumes produced resulting from natural declines in production from the Initial Wells and Trust Development Wells. No new Trust Development Wells have been drilled since April 2013, when SandRidge fulfilled its drilling obligation to the Trust. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 30, 2014 included royalty income attributable to production for the three-month period from March 1, 2014 to May 31, 2014 of 53 MBbls of oil and 717 MMcf of natural gas, or 173 MBoe of combined production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended September 30, 2013 included royalty income attributable to production for the three-month period from March 1, 2013 to May 31, 2013 of 137 MBbls of oil and 1,337 MMcf of natural gas, or 360 MBoe of combined production. The decrease in total production was slightly offset by increases in the average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses. The average price received for oil increased to $92.20 per Bbl during the three-month period ended September 30, 2014 from $85.87 per Bbl during the same period in 2013, while the average price received for natural gas increased to $5.00 per Mcf during the three-month period ended September 30, 2014 from $4.04 per Mcf during the same period in 2013.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. In general, cash is received on settlements of contracts due to lower commodity prices at the time of settlement compared to the contract price for the Trust’s derivative contracts, and cash is paid on settlement of contracts due to higher commodity prices at the time of settlement compared to the contract price for the Trust’s derivative contracts. Net cash settlements paid under the derivatives agreement for the three-month period ended September 30, 2014 for production from March 1, 2014 to May 31, 2014 were approximately $69,000, which effectively decreased the average price received for oil by $1.30 per Bbl to $90.90 per Bbl. Net cash settlements received under the derivatives agreement for the three-month period ended September 30, 2013 for production from March 1, 2013 to May 31, 2013 were approximately $1.1 million, which effectively increased the average price received for oil by $7.91 per Bbl to $93.78 per Bbl and increased the average price received for natural gas by $0.04 per Mcf to $4.08 per Mcf ($3.55 per Mcf including the impact of post-production expenses).

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended September 30, 2014 totaled approximately $0.4 million compared to approximately $0.7 million for the three-month period ended September 30, 2013. Post-production costs decreased as a result of decreased total production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2014 totaled approximately $0.1 million, or $0.75 per Boe, and were approximately 1.5% of royalty income. Production taxes for the three-month period ended September 30, 2013 totaled approximately $0.2 million, or $0.62 per Boe, and were approximately 1.3% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended September 30, 2014 totaled approximately $0.2 million compared to approximately $0.3 million for the three-month period ended

September 30, 2013. The Trust paid its 2014 Oklahoma franchise tax of approximately $20,000 during the three-month period ended September 30, 2014. There were no amounts paid for Oklahoma franchise tax during the three-month period ended September 30, 2013 due to a moratorium on Oklahoma franchise tax for the period from July 1, 2010 through July 1, 2013 that was reinstated for the reporting period from July 1, 2014 through June 30, 2015.

Distributable Income

Distributable income for the three-month period ended September 30, 2014 was $7.5 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $155,000 (approximately $386,000 withheld from the August 2014 cash distribution to unitholders partially offset by approximately $231,000 used to pay Trust expenses during the period). Distributable income for the three-month period ended September 30, 2013 was $16.9 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $104,000 (approximately $414,000 withheld from the August 2013 cash distribution to unitholders partially offset by approximately $310,000 used to pay Trust expenses during the period).

Distributions to Common and Subordinated Unitholders. Holders of Trust common units received greater distributions than the holder of Trust subordinated units during the three-month periods ended September 30, 2014 and 2013 as a result of the Trust’s subordination provisions. Because income available for distribution on the Trust common units for the August 2014 and 2013 distributions was below the Subordination Threshold, no distribution and a reduced distribution was paid to the subordinated unitholder for those periods, respectively. As a result of the subordination provisions, holders of common units received approximately $1.9 million and $0.1 million more in distributions for the three-month periods ended September 30, 2014 and 2013, respectively, than such holders would have received had the subordination provisions not existed. Subsequent to the August 2014 distribution, all Trust unitholders will share on a pro rata basis in the Trust’s distributable income.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2014 totaled $29.1 million compared to $51.3 million received during the nine-month period ended September 30, 2013. The decrease in royalty income was primarily attributable to the decrease in combined equivalent volumes produced resulting from natural declines in production from the Initial Wells and Trust Development Wells. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2014 included royalty income attributable to production for the nine-month period from September 1, 2013 to May 31, 2014 of 196 MBbls of oil and 2,499 MMcf of natural gas, or 613 MBoe of combined production. The net revenue distributions from SandRidge received by the Trust during the nine-month period ended September 30, 2013 included royalty income attributable to production for the nine-month period from September 1, 2012 to May 31, 2013 of 411 MBbls of oil and 4,389 MMcf of natural gas, or 1,143 MBoe of combined production. The decrease in total production was slightly offset by increases in the average prices received for oil and natural gas production, excluding the impact of derivative settlements and post-production expenses. The average price received for oil increased to $91.23 per Bbl during the nine-month period ended September 30, 2014 from $86.21 per Bbl during the same period in 2013, while the average price received for natural gas increased to $4.50 per Mcf during the nine-month period ended September 30, 2014 from $3.62 per Mcf during the same period in 2013.

Derivative Settlements. Net cash settlements received under the derivatives agreement for the nine-month period ended September 30, 2014 for production from September 1, 2013 to May 31, 2014 were approximately $0.7 million, which effectively increased the average price received for oil by $3.15 per Bbl to $94.38 per Bbl and increased the average price received for natural gas by $0.04 per Mcf to $4.54 per Mcf ($4.00 per Mcf including the impact of post-production expenses). Net cash settlements received under the derivatives agreement for the nine-month period ended September 30, 2013 for production from September 1, 2012 to May 31, 2013 were approximately $4.2 million, which effectively increased the average price received for oil by $9.27 per Bbl to $95.48 per Bbl and increased the average price received for natural gas by $0.08 per Mcf to $3.70 per Mcf ($3.15 per Mcf including the impact of post-production expenses).

Expenses

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2014 totaled approximately $1.4 million compared to approximately $2.4 million for the nine-month period ended September 30, 2013. Post-production costs decreased as a result of decreased total production.

Production Taxes. Production taxes for the nine-month period ended September 30, 2014 totaled approximately $0.4 million, or $0.57 per Boe, and were approximately 1.2% of royalty income. Production taxes for the nine-month period ended September 30, 2013 totaled approximately $0.6 million, or $0.50 per Boe, and were approximately 1.1% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for each of the nine-month periods ended September 30, 2014 and 2013, totaled approximately $1.0 million.

Distributable Income

Distributable income for the nine-month period ended September 30, 2014 was $27.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.1 million (approximately $1.1 million withheld from the February 2014, May 2014 and August 2014 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period). Distributable income for the nine-month period ended September 30, 2013 was $51.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.4 million (approximately $1.4 million withheld from the March 2013, May 2013 and August 2013 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period).

Distributions to Common and Subordinated Unitholders. Holders of Trust common units received greater distributions than the holder of Trust subordinated units during the nine-month periods ended September 30, 2014 and 2013 as a result of the Trust’s subordination provisions. Because income available for distribution on the Trust common units for the related quarterly periods was below the Subordination Threshold, no distributions or reduced distributions were paid to the subordinated unitholder for those periods. As a result of the subordination provisions, holders of common units received approximately $6.7 million and $0.6 million more in distributions for the nine-month periods ended September 30, 2014 and 2013, respectively, than such holders would have received had the subordination provisions not existed.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and derivative contracts under the derivatives agreement and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Under the conveyances granting the Royalty Interests, the Trust does not have any operating or capital cost requirements related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at September 30, 2014 or December 31, 2013.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Payments by the Trust to SandRidge to cover such settlements reduce, and could eliminate, distributions paid to unitholders.

2014 Trust Distributions to Unitholders. During the nine months ended September 30, 2014, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$10.5
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$9.0
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$7.5

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2014 to August 31, 2014, total sales volumes were lower than initial Trust estimates. During the period, NGL sales volumes were higher than in previous periods as a result of a contractual change to the gathering agreement. On October 30, 2014, the Trust declared a cash distribution of $0.2469 per unit covering production for the period for record unitholders as of November 14, 2014. The distribution will be paid on or about November 28, 2014 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$7,792
Derivative settlements, net	(11)
Total revenues	7,781
Expenses
Post-production expenses	308
Production taxes	174
Cash reserves withheld by Trustee(1)	386
Total expenses	868
Distributable income available to unitholders	$6,913
Distributable income per unit (28,000,000 units issued and outstanding)(2)	$0. 2469

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

(2)                  The Trust’s subordinated units converted to common units in July 2014 (see Note 1 to the unaudited financial statements contained in Part I, Item 1).

As no additional Trust Development Wells will be drilled, the Trust’s production is expected to decline each quarter during the remainder of its life.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil and natural gas production through December 31, 2015. The Trust does not have the ability to enter into its own derivative contracts. See Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil and natural gas derivative contracts. The Trust received net settlement proceeds of approximately $0.7 million and $4.2 million related to the derivatives agreement during the nine-month periods ended September 30, 2014 and 2013, respectively.

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

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the three-month period ended September 30, 2014.

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

Date: November 7, 2014

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