Form 10-Q
period 2015-03-31
SandRidge Mississippian Trust I
filed 2015-05-11
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 1, 2015, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended March 31, 2015

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,834	$2,059

Investment in royalty interests	308,964	308,964
Less: accumulated amortization	(95,409)	(91,766)
Net investment in royalty interests	213,555	217,198
Total assets	$215,389	$219,257
TRUST CORPUS

Trust corpus, 28,000,000 common units issued and outstanding at March 31, 2015 and December 31, 2014	$215,389	$219,257

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues
Royalty income	$7,165	$11,201
Derivative settlements, net	2,269	323
Total revenues	9,434	11,524
Expenses
Post-production expenses	317	530
Production taxes	193	104
Trust administrative expenses	612	417
Cash reserves used for current Trust expenses, net of amounts withheld	(226)	(35)
Total expenses	896	1,016
Distributable income available to unitholders	8,538	10,508
Distributable income per common unit (28,000,000 issued and outstanding for 2015 period; 21,000,000 issued and outstanding for 2014 period)	$0.3049	$0.5004
Distributable income per subordinated unit (0 issued and outstanding for 2015 period; 7,000,000 issued and outstanding for 2014 period)	$—	$0.0000

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Trust corpus, beginning of period	$219,257	$235,959
Amortization of investment in royalty interests	(3,643)	(4,361)
Net cash reserves used	(226)	(35)
Distributable income	8,538	10,508
Distributions paid or payable to unitholders	(8,537)	(10,506)

Trust corpus, end of period	$215,389	$231,565

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At March 31, 2015, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and a derivatives agreement between the Trust and SandRidge. The Trust is not responsible for any operating or capital costs related to the Underlying Properties.

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

On July 1, 2014, the subordinated units, initially issued to SandRidge, automatically converted into common units on a one-for-one basis as a result of SandRidge having met its drilling obligation to the Trust in April 2013. Prior to this conversion, the subordinated and common units had identical rights and privileges, except with respect to their rights to receive distributions.

Prior to their conversion to common units, the subordinated units, all of which were held by SandRidge, constituted 25% of the Trust units issued and were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units that was no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there was not sufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on all of the common units. As owner of the subordinated units, SandRidge was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 120% of the target distribution for such quarter (“Incentive Threshold”). As a result of the conversion of the subordinated units to common units in July 2014, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s November 2014 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions. See Note 6 for further discussion.

The Trust will dissolve and begin to liquidate on December 31, 2030 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the royalty interests; (b) cash available for distribution is less than $1.0 million for any four consecutive quarters; (c) Trust unitholders approve; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

Distributable Income Per Common and Subordinated Unit. For the three-month period ended March 31, 2014, the Trust calculated distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income were allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the period had been distributed. For the three-month period ended March 31, 2015, all Trust unitholders shared on a pro rata basis in the Trust’s distributable income (See Note 1). Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding.

Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2014 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2014 has been derived from audited financial statements. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the 2014 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2015. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2015 and the year ended December 31, 2014 is as follows:

	Covered			Total Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$8.5	$0.3049	N/A

Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$10.5	$0.5003	$0.0000
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$9.0	$0.4263	$0.0000
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$7.5	$0.3577	$0.0000
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$6.9	$0.2469	N/A

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2015 and 2014, totaled approximately $38,000.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by SandRidge. The holders have the right to require the Trust to file no more than five registration statements in aggregate, one of which has been filed to date. The Trust does not bear any expenses associated with such transactions.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month periods ended March 31, 2015 and 2014, the Trust paid administrative fees to SandRidge equal to $100,000 and $50,000, respectively.

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

The following tables present, as of March 31, 2015, the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement.

Oil — Price Swaps

	Notional (MBbl)	Weighted Avg. Fixed Price
April 2015 — December 2015	352	$101.07

Natural Gas — Collars

	Notional (MMBtu)	Collar Range
April 2015 — December 2015	761	$4.00 - $8.55

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2015 or December 31, 2014.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. Subsequent Events

Distribution to Unitholders. On April 30, 2015, the Trust declared a cash distribution of $0.3307 per unit covering production for the three-month period from December 1, 2014 to February 28, 2015 for record holders as of May 15, 2015. The distribution will be paid on or about May 29, 2015. Distributable income for December 1, 2014 to February 28, 2015 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$4,063
Derivative settlements, net	6,019
Total revenues	10,082
Expenses
Post-production expenses	298
Production taxes	137
Cash reserves withheld by Trustee (1)	386
Total expenses	821
Distributable income available to unitholders	$9,261
Distributable income per unit (28,000,000 units issued and outstanding)	$0.3307

(1) Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2014 Form 10-K.

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

Recent Developments. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, NGLs and natural gas. The markets for these commodities are volatile and experienced significant pricing declines during the latter half of 2014 and into 2015. Because of the time lag between production and the related payments to the Trust (for example, payments to the Trust for the three-month period ended March 31, 2015 were based on production from September 1, 2014 to November 30, 2014), the effects of recent lower prices experienced during December 2014 and the early months of 2015 have not yet been reflected in the payments to the Trust or in distributions to the Trust unitholders.

Further, although distributions relating to production through December 31, 2015 are partially supported by hedging arrangements, such arrangements are not in place for production attributable to periods thereafter. The Trust received net settlement proceeds of approximately $2.3 million and $0.3 million during the three-month periods ended March 31, 2015 and 2014, respectively.

Properties. As of March 31, 2015, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Prior to their conversion to common units in July 2014, the Trust’s subordinated units were entitled to receive pro rata distributions from the Trust each quarter, up to and including the August 2014 distribution, if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the Subordination Threshold. If there was not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owns), the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there is no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeded the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, was entitled to 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold. As a result of the conversion of the subordinated units to common units in July 2014, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s November 2014 distribution, distributions made to common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and the holders of all 28,000,000 common units share on a pro rata basis in the Trust’s distributions.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, NGLs and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2015 and 2014 is presented below.

	Three Months Ended March 31,
	2015(1)	2014 (2)
Production Data
Oil (MBbls)	46	72
NGL (MBbls)	35	9
Natural gas (MMcf)	697	980
Combined equivalent volumes (MBoe)	197	244
Average daily combined equivalent volumes (MBoe/d)	2.2	2.7

Well Data
Producing wells - average	154	160

Revenues (in thousands)
Royalty income	$7,165	$11,201
Derivative settlements	2,269	323
Total revenue	$9,434	$11,524

Expenses (in thousands)
Post-production expenses	$317	$530
Production taxes	193	104
Trust administrative expenses	612	417
Cash reserves used for current Trust expenses, net of amounts withheld	(226)	(35)
Total expenses	$896	$1,016
Distributable income available to unitholders	$8,538	$10,508

Average Prices
Oil (per Bbl)	$81.95	$99.07
NGL (per Bbl)	$29.90	$41.06
Combined oil and NGL (per Bbl)	$59.19	$92.45
Natural gas (per Mcf)	$3.40	$3.82
Combined equivalent (per Boe)	$36.34	$45.90

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$130.95	$102.18
NGL (per Bbl)	$29.90	$41.06
Combined oil and NGL (per Bbl)	$86.75	$95.21
Natural gas (per Mcf)	$3.00	$3.38
Combined equivalent (per Boe)	$46.24	$45.05

Expenses (per Boe)
Post-production	$1.61	$2.17
Production taxes	$0.98	$0.43

(1)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2015 (included in SandRidge’s February 2015 net revenue distribution to the Trust) represent production from September 1, 2014 to November 30, 2014.

(2)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2014 (included in SandRidge’s February 2014 net revenue distribution to the Trust) represent production from September 1, 2013 to November 30, 2013.

(3)         Includes impact of derivative settlements attributable to production from September 1, 2014 to November 30, 2014 for the three-month period ended March 31, 2015 and from September 1, 2013 to November 30, 2013 for the three-month period ended March 31, 2014.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Royalty Income. Royalty income received during the three-month period ended March 31, 2015 totaled $7.2 million compared to $11.2 million received during the three-month period ended March 31, 2014. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was primarily attributable to the decrease in total volumes produced caused by natural declines in production. The net revenue distribution from SandRidge received by the Trust during the three-month period ended March 31, 2015 included royalty income attributable to production for the three-month period from September 1, 2014 to November 30, 2014 of 46 MBbls of oil and 697 MMcf of natural gas. The net revenue distribution from SandRidge received by the Trust during the three-month period ended March 31, 2014 included royalty income attributable to production for the three-month period from September 1, 2013 to November 30, 2013 of 72 MBbls of oil and 980 MMcf of natural gas. During the period, NGL production volumes were higher than in previous periods as a result of a contractual change to the gathering agreement. The average price received for oil decreased to $81.95 per Bbl during the three-month period ended March 31, 2015 from $99.07 per Bbl during the same period in 2014, while  the average price received for natural gas decreased to $3.40 per Mcf during the three-month period ended March 31, 2015 from $3.82 per Mcf during the same period in 2014.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three-month period ended March 31, 2015 for production from September 1, 2014 to November 30, 2014 were approximately $2.3 million, which effectively increased the average price received for oil by $49.00 per Bbl to $130.95 per Bbl and increased the average price received for natural gas by $0.05 per Mcf to $3.45 per Mcf ($3.00 per Mcf including the impact of post-production expenses). Net cash settlements under the derivatives agreement for the three-month period ended March 31, 2014 for production from September 1, 2013 to November 30, 2013 were approximately $0.3 million, which effectively increased the average price received for oil by $3.11 per Bbl to $102.18 per Bbl and increased the average price received for natural gas by $0.10 per Mcf to $3.92 per Mcf ($3.38 per Mcf including the impact of post-production expenses). Net cash settlements received during both periods were comprised of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil and natural gas produced. Post-production expenses for the three-month period ended March 31, 2015 totaled approximately $0.3 million compared to approximately $0.5 million for the three-month period ended March 31, 2014. Post-production costs decreased as a result of decreased total production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2015 totaled approximately $0.2 million, or $0.98 per Boe, and were approximately 2.7% of royalty income. Production taxes for the three-month period ended March 31, 2014 totaled approximately $0.1 million, or $0.43 per Boe, and were approximately 0.9% of royalty income.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2015 totaled approximately $0.6 million compared to approximately $0.4 million for the three-month period ended March 31, 2014.

Distributable Income

Distributable income for the three-month period ended March 31, 2015 was $8.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $226,000 (approximately $612,000 used to pay Trust expenses during the period partially offset by approximately $386,000 withheld from the February 2015 cash distribution to unitholders). Distributable income for the three-month period ended March 31, 2014 was $10.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $35,000 (approximately $417,000 used to pay Trust expenses during the period partially offset by approximately $382,000 withheld from the February 2014 cash distribution to unitholders).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month period ended March 31, 2014 as a result of the Trust’s subordination provisions. Since income available for distribution on the Trust common units for the February 2014 distribution was below the Subordination Threshold, no distribution was paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $2.6 million more in distributions for the three-month period ended March 31, 2014 than such holders would have received had the subordination provisions not existed. Income available for distribution for the March 2015 distribution was shared on a pro rata basis among all units due to the termination of the subordination and incentive provisions upon conversion of the subordinated units to common units in July 2014.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of oil and natural gas production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at March 31, 2015 or December 31, 2014.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Payments by the Trust to SandRidge to cover such settlements reduce, and could eliminate, distributions paid to unitholders.

2015 Trust Distributions to Unitholders. On January 29, 2015, the Trust declared a cash distribution of $0.3049 per unit covering production for the three-month period from September 1, 2014 to November 30, 2014 for record unitholders as of February 13, 2015. The distribution, totaling $8.5 million, was made on February 27, 2015.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2014 to February 28, 2015, total sales volumes were lower than initial Trust estimates. During the period, sales volumes were lower than the previous period and oil, natural gas and natural gas liquids experienced significant pricing declines. On April 30, 2015, the Trust declared a cash distribution of $0.3307 per unit covering production for the period for record unitholders as of May 15, 2015. Net cash settlements received under the derivatives agreement for the period were approximately $6.0 million, which increased the average price received per barrel of oil, including the effects of the derivatives and post-production expenses, from $48.89 to $207.28, and increased the quarterly income available for distribution by a substantial amount. The substantial amount received under the derivatives agreement was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The distribution will be paid on or about May 29, 2015 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$4,063
Derivative settlements, net	6,019
Total revenues	10,082
Expenses
Post-production expenses	298
Production taxes	137
Cash reserves withheld by Trustee(1)	386
Total expenses	821
Distributable income available to unitholders	$9,261
Distributable income per unit (28,000,000 units issued and outstanding)	$0.3307

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the Trust’s production is expected to decline each quarter during the remainder of its life.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil and natural gas production through December 31, 2015; however, production volumes covered by derivative contracts in 2015 exceed anticipated oil production for the same period. The Trust does not have the ability to enter into its own derivative contracts. See Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil and natural gas derivative contracts. The Trust received net settlement proceeds of approximately $2.3 million and $0.3 million related to the derivatives agreement during the three-month periods ended March 31, 2015 and 2014, respectively.

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

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the trust agreement, (ii) the administrative services agreement, (iii) the development agreement and (iv) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by SandRidge, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Royalty Interests, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the three-month period ended March 31, 2015.

ITEM 6. Exhibits

See the Exhibit Index accompanying this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE MISSISSIPPIAN TRUST I

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A, Trustee

	By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: May 11, 2015

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