Form 10-Q
period 2015-06-30
SandRidge Mississippian Trust I
filed 2015-08-07
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended June 30, 2015

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,782	$2,059

Investment in royalty interests	308,964	308,964
Less: accumulated amortization	(98,792)	(91,766)
Net investment in royalty interests	210,172	217,198
Total assets	$211,954	$219,257
TRUST CORPUS
Trust corpus, 28,000,000 common units issued and outstanding at June 30, 2015 and December 31, 2014	$211,954	$219,257

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues
Royalty income	$4,063	$9,432	$11,228	$20,633
Derivative settlements, net	6,019	479	8,287	802

Total revenues	10,082	9,911	19,515	21,435
Expenses
Post-production expenses	298	440	615	970
Production taxes	137	118	329	222
Trust administrative expenses	439	399	1,052	815
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(53)	2	(279)	(32)
Total expenses	821	959	1,717	1,975

Distributable income available to unitholders	9,261	8,952	17,798	19,460

Distributable income per common unit (28,000,000 issued and outstanding for 2015 periods; 21,000,000 issued and outstanding for 2014 periods)	$0.3307	$0.4263	$0.6356	$0.9267
Distributable income per subordinated unit (0 issued and outstanding for 2015 periods; 7,000,000 issued and outstanding for 2014 periods)	$—	$0.0000	$—	$0.0000

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Trust corpus, beginning of period	$219,257	$235,959
Amortization of investment in royalty interests	(7,026)	(8,457)
Net cash reserves used	(279)	(32)
Distributable income	17,798	19,460
Distributions paid or payable to unitholders	(17,796)	(19,459)

Trust corpus, end of period	$211,954	$227,471

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At June 30, 2015, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and a derivatives agreement between the Trust and SandRidge.

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

The Trust will dissolve and begin to liquidate on December 31, 2030 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution is less than $1.0 million for any four consecutive quarters; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

Distributable Income Per Common and Subordinated Unit. For the three- and six-month periods ended June 30, 2014, the Trust calculated distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income were allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the period had been distributed. For the three-month period ended June 30, 2015, all Trust unitholders shared on a pro rata basis in the Trust’s distributable income (See Note 1). Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2014 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2014 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the 2014 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2015. A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2015 and the year ended December 31, 2014 is as follows:

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$8.5	$0.3049	N/A
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$9.3	$0.3307	N/A

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

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended June 30, 2015 and 2014, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the six-month periods ended June 30, 2015 and 2014, totaled approximately $75,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month periods ended June 30, 2015 and 2014, the Trust paid administrative fees to SandRidge equal to $50,000 and $100,000, respectively. During each of the six-month periods ended June 30, 2015 and 2014, the Trust paid administrative fees to SandRidge equal to $150,000.

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

The following tables present, as of June 30, 2015, the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Oil — Price Swaps

	Notional (MBbl)	Weighted Avg. Fixed Price
July 2015 — December 2015	236	$101.07

Natural Gas — Collars

	Notional (MMBtu)	Collar Range
July 2015 — December 2015	509	$4.00 - $8.55

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2015 or December 31, 2014.

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

Legal Proceedings. On May 11, 2015, the U.S. District Court for the Western District of Oklahoma issued an order dismissing all claims against the Trust in a putative class action lawsuit filed by unitholders of the Trust and stockholders of SandRidge, in which the plaintiffs asserted a variety of federal securities claims against the Trust, SandRidge and certain of SandRidge’s current and former officers and directors, among other defendants.  As a result of the order, the Trust is no longer a party in the lawsuit.  However, the dismissal was based on a procedural defect, and thus was made without prejudice to the plaintiffs’ rights, if any, to refile their claims against the Trust once the defect is cured.

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

6. Subsequent Events

Distribution to Unitholders. On July 30, 2015, the Trust declared a cash distribution of $0.3010 per unit covering production for the three-month period from March 1, 2015 to May 31, 2015 for record holders as of August 14, 2015. The distribution will be paid on or about August 28, 2015. Distributable income for March 1, 2015 to May 31, 2015 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,320
Derivative settlements, net	5,888
Total revenues	9,208
Expenses
Post-production expenses	293
Production taxes	101
Cash reserves withheld by Trustee (1)	386
Total expenses	780
Distributable income available to unitholders	$8,428
Distributable income per unit (28,000,000 units issued and outstanding)	$0.3010

(1) Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Mississippian Trust I (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2014 Form 10-K.

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas liquids (“NGL”) and natural gas. The markets for these commodities are volatile and experienced significant pricing declines during the latter half of 2014 and into 2015. Although distributions relating to production through December 31, 2015 are partially supported by hedging arrangements, such arrangements are not in place for production attributable to periods thereafter. The Trust received net settlement proceeds of approximately $6.0 million and $0.5 million during the three-month periods ended June 30, 2015 and 2014, respectively. The Trust received net settlement proceeds of approximately $8.3 million and $0.8 million during the six-month periods ended June 30, 2015 and 2014, respectively.

Properties. As of June 30, 2015, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about 60 days following the completion of each quarter. Prior to their conversion to common units in July 2014, the Trust’s subordinated units were entitled to receive pro rata distributions from the Trust each quarter, up to and including the August 2014 distribution, if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the Subordination Threshold. If there was not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owned), the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there was no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeded the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, was entitled to 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold. As a result of the conversion of the subordinated units to common units in July 2014, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s November 2014 distribution, distributions made to common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and the holders of all 28,000,000 common units share on a pro rata basis in the Trust’s distributions.

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

Litigation. As described in more detail in Item 1 of Part II, Legal Proceedings, claims brought against the Trust in a putative class action against SandRidge and others were dismissed in the second quarter of 2015. However, the dismissal was based on a procedural defect, and thus was made without prejudice to the plaintiffs’ rights, if any, to refile their claims against the Trust once the defect is cured. Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. Further, any costs incurred by the Trust in connection with any settlement of or judgment in the litigation could increase the Trust’s administrative expenses significantly.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, NGLs and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2015 and 2014 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(2)	2015(3)	2014(4)
Production Data
Oil (MBbls)	37	56	83	127
NGL (MBbls)	33	6	68	16
Natural gas (MMcf)	602	801	1,299	1,781
Combined equivalent volumes (MBoe)	170	196	367	440
Average daily combined equivalent volumes (MBoe/d)	1.9	2.2	2.0	2.4

Well Data
Initial and Trust Development Wells producing - average	150	153	152	156

Revenues (in thousands)
Royalty income	$4,063	$9,432	$11,228	$20,633
Derivative settlements	6,019	479	8,287	802
Total revenue	$10,082	$9,911	$19,515	$21,435

Expenses (in thousands)
Post-production expenses	$298	$440	$615	$970
Production taxes	137	118	329	222
Trust administrative expenses	439	399	1,052	815
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	(53)	2	(279)	(32)
Total expenses	$821	$959	$1,717	$1,975
Distributable income available to unitholders	$9,261	$8,952	$17,798	$19,460

Average Prices
Oil (per Bbl)	$48.89	$94.10	$67.14	$96.89
NGL (per Bbl)	$15.02	$41.61	$22.73	$41.28
Combined oil and NGL (per Bbl)	$32.93	$88.82	$47.02	$90.87
Natural gas (per Mcf)	$2.93	$4.87	$3.18	$4.29
Combined equivalent (per Boe)	$23.87	$48.18	$30.57	$46.92

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$207.28	$102.38	$165.13	$102.27
NGL (per Bbl)	$15.02	$41.61	$22.73	$41.28
Combined oil and NGL (per Bbl)	$116.69	$96.27	$100.62	$95.67
Natural gas (per Mcf)	$2.70	$4.34	$2.86	$3.81
Combined equivalent (per Boe)	$57.49	$48.38	$51.45	$46.53

Expenses (per Boe)
Post-production	$1.75	$2.25	$1.67	$2.21
Production taxes	$0.80	$0.60	$0.90	$0.50

(1)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2015 (included in SandRidge’s May 2015 net revenue distribution to the Trust) represent production from December 1, 2014 to February 28, 2015.

(2)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2014 (included in SandRidge’s May 2014 net revenue distribution to the Trust) represent production from December 1, 2013 to February 28, 2014.

(3)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2015 (included in SandRidge’s February 2015 and May 2015 net revenue distributions to the Trust) represent production from September 1, 2014 to February 28, 2015.

(4)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2014 (included in SandRidge’s February 2014 and May 2014 net revenue distributions to the Trust) represent production from September 1, 2013 to February 28, 2014.

(5)         Includes impact of derivative settlements attributable to production from December 1, 2014 to February 28, 2015 for the three-month period ended June 30, 2015 and from December 1, 2013 to February 28, 2014 for the three-month period ended June 30, 2014. Includes impact of derivative settlements attributable to production from September 1, 2014 to February 28, 2015 for the six-month period ended June 30, 2015 and from September 1, 2013 to February 28, 2014 for the six-month period ended June 30, 2014.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

Royalty Income. Royalty income received during the three-month period ended June 30, 2015 totaled $4.1 million compared to $9.4 million received during the three-month period ended June 30, 2014. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The decrease in royalty income was attributable to the decrease in total volumes produced caused by natural declines in production and a decrease in prices received. Royalty income received during the three-month period ended June 30, 2015 was based upon production attributable to the Royalty Interests of 37 MBbls of oil, 33 MBbls of NGLs and 602 MMcf of natural gas, or 170 MBoe of combined production, for the period from December 1, 2014 to February 28, 2015.  Royalty income received during the three-month period ended June 30, 2014 was based upon production of 56 MBbls of oil, 6 MBbls of NGLs and 801 MMcf of natural gas, or 196 MBoe of combined production, for the period from December 1, 2013 to February 28, 2014. During the 2015 period, NGL production volumes were higher than in the 2014 period as a result of a contractual change to the Trust’s gathering agreement. The average price received for oil decreased to $48.89 per Bbl during the three-month period ended June 30, 2015 from $94.10 per Bbl during the same period in 2014, while the average price received for NGLs decreased to $15.02 per Bbl during the three-month period ended June 30, 2015 from $41.61 per Bbl during the same period in 2014. The average price received for natural gas decreased to $2.93 per Mcf during the three-month period ended June 30, 2015 from $4.87 per Mcf during the same period in 2014.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three-month period ended June 30, 2015 for production from December 1, 2014 to February 28, 2015 were approximately $6.0 million. This effectively increased the average price received for oil by $158.39 per Bbl to $207.28 per Bbl which was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The average price received for natural gas increased by $0.27 per Mcf to $3.20 per Mcf ($2.70 per Mcf including the impact of post-production expenses). Net cash settlements under the derivatives agreement for the three-month period ended June 30, 2014 for production from December 1, 2013 to February 28, 2014 were approximately $0.5 million, which effectively increased the average price received for oil by $8.28 per Bbl to $102.38 per Bbl and increased the average price received for natural gas by $0.02 per Mcf to $4.89 per Mcf ($4.34 per Mcf including the impact of post-production expenses). Net cash settlements received during both periods were comprised of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended June 30, 2015 totaled approximately $0.3 million compared to approximately $0.4 million for the three-month period ended June 30, 2014. Post-production costs decreased as a result of decreased natural gas production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2015 totaled approximately $0.1 million, or $0.80 per Boe, and were approximately 3.4% of royalty income. Production taxes for the three-month period ended June 30, 2014 totaled approximately $0.1 million, or $0.60 per Boe, and were approximately 1.2% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase as more Trust wells reach this expiration point.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for each of the three-month periods ended June 30, 2015 and 2014 totaled approximately $0.4 million.

Distributable Income

Distributable income for the three-month period ended June 30, 2015 was $9.3 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $53,000 (approximately $439,000 used to pay Trust expenses during the period partially offset by approximately $386,000 withheld from the May 2015 cash distribution to unitholders). Distributable income for the three-month period ended June 30, 2014 was $9.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $2,000 (approximately $401,000 withheld from the May 2014 cash distribution to unitholders partially offset by approximately $399,000 used to pay Trust expenses during the period).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month period ended June 30, 2014 as a result of the Trust’s subordination provisions. Since income available for distribution on the Trust common units for the May 2014 distribution was below the Subordination Threshold, no distribution was paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $2.2 million more in distributions for the three-month period ended June 30, 2014 than such holders would have received had the subordination provisions not existed. Income available for distribution for the May 2015 distribution was shared on a pro rata basis among all units due to the termination of the subordination and incentive provisions upon conversion of the subordinated units to common units in July 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2015 totaled $11.2 million compared to $20.6 million received during the six-month period ended June 30, 2014. The decrease in royalty income was attributable to the decrease in total volumes produced caused by natural declines in production and a decrease in prices received. Royalty income received during the six-month period ended June 30, 2015 was based upon production attributable to the Royalty Interests of 83 MBbls of oil, 68 MBbls of NGLs and 1,299 MMcf of natural gas, or 367 MBoe of combined production, for the period from September 1, 2014 to February 28, 2015.  Royalty income received during the six-month period ended June 30, 2014 was based upon production of 127 MBbls of oil, 16 MBbls of NGLs and 1,781 MMcf of natural gas, or 440 MBoe of combined production, for the period from September 1, 2013 to February 28, 2014. During the 2015 period, NGL production volumes were higher than in the 2014 period as a result of a contractual change to the Trust’s gathering agreement. The average price received for oil decreased to $67.14 per Bbl during the six-month period ended June 30, 2015 from $96.89 per Bbl during the same period in 2014, while the average price received for NGLs decreased to $22.73 per Bbl during the six-month period ended June 30, 2015 from $41.28 per Bbl during the same period in 2014. The average price received for natural gas decreased to $3.18 per Mcf during the six-month period ended June 30, 2015 from $4.29 per Mcf during the same period in 2014.

Derivative Settlements. Net cash settlements under the derivatives agreement for the six-month period ended June 30, 2015 for production from September 1, 2014 to February 28, 2015 were approximately $8.3 million. This effectively increased the average price received for oil by $97.99 per Bbl to $165.13 per Bbl which was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The average price received for natural gas increased by $0.16 per Mcf to $3.34 per Mcf ($2.86 per Mcf including the impact of post-production expenses). Net cash settlements under the derivatives agreement for the six-month period ended June 30, 2014 for production from September 1, 2013 to February 28, 2014 were approximately $0.8 million, which effectively increased the average price received for oil by $5.38 per Bbl to $102.27 per Bbl and increased the average price received for natural gas by $0.07 per Mcf to $4.36 per Mcf ($3.81 per Mcf including the impact of post-production expenses). Net cash settlements received during both periods were comprised of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. Post-production expenses for the six-month period ended June 30, 2015 totaled approximately $0.6 million compared to approximately $1.0 million for the six-month period ended June 30, 2014. Post-production costs decreased as a result of decreased natural gas production.

Production Taxes. Production taxes for the six-month period ended June 30, 2015 totaled approximately $0.3 million, or $0.90 per Boe, and were approximately 2.9% of royalty income. Production taxes for the six-month period ended June 30, 2014 totaled approximately $0.2 million, or $0.50 per Boe, and were approximately 1.1% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses for the six-month period ended June 30, 2015 totaled approximately $1.1 million compared to approximately $0.8 million for the six-month period ended June 30, 2014.

Distributable Income

Distributable income for the six-month period ended June 30, 2015 was $17.8 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.3 million (approximately $1.1 million used to pay Trust expenses during the period partially offset by approximately $0.8 million withheld from the February 2015 and May 2015 cash distributions to unitholders). Distributable income for the six-month period ended June 30, 2014 was $19.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $32,000 (approximately $815,000 used to pay Trust expenses during the period partially offset by approximately $783,000 withheld from the February 2014 and May 2014 cash distributions to unitholders).

Distributions to Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the six-month period ended June 30, 2014 as a result of the Trust’s subordination provisions. Since income available for distribution on the Trust common units for the February 2014 and May 2014 distributions was below the Subordination Threshold, no distribution was paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $4.9 million more in distributions for the six-month period ended June 30, 2014 than such holders would have received had the subordination provisions not existed. Income available for distribution for the February 2015 and May 2015 distributions was shared on a pro rata basis among all units.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and derivative contracts under the derivatives agreement and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements contained in Part I, Item I of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, which formally included, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Under the conveyances granting the Royalty Interests, the Trust does not have any operating or capital cost requirements related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at June 30, 2015 or December 31, 2014.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Payments by the Trust to SandRidge to cover such settlements reduce, and could eliminate, distributions paid to unitholders.

2015 Trust Distributions to Unitholders. During the six-month period ended June 30, 2015, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$8.5
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$9.3

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2015 to May 31, 2015, total sales volumes were lower than the previous period and oil, natural gas and NGLs experienced volatile pricing. On July 30, 2015, the Trust declared a cash distribution of $0.3010 per unit covering production for the period for record unitholders as of August 14, 2015. Net cash settlements received under the derivatives agreement for the period were approximately $5.9 million, which increased the average price received per barrel of oil, including the effects of the derivatives and post-production expenses, from $48.29 to $219.90, and increased the quarterly income available for distribution. The amount received under the derivatives agreement was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The distribution will be paid on or about August 28, 2015 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,320
Derivative settlements, net	5,888
Total revenues	9,208
Expenses
Post-production expenses	293
Production taxes	101
Cash reserves withheld by Trustee(1)	386
Total expenses	780
Distributable income available to unitholders	$8,428
Distributable income per unit (28,000,000 units issued and outstanding)	$0.3010

(1)                                 Includes amounts withheld for payment of future Trust administrative expenses.

As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the Trust’s production is expected to decline each quarter during the remainder of its life.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The Trust did not bear any costs related to establishing the contracts underlying the derivatives agreement. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil and natural gas production through December 31, 2015; however, production volumes covered by derivative contracts in 2015 exceed anticipated oil production for the same period. The Trust does not have the ability to enter into its own derivative contracts. See Note 4 to the unaudited financial statements contained in Part I, Item I of this Quarterly Report for notional and price information of the Trust’s open oil and natural gas derivative contracts. The Trust received net settlement proceeds of approximately $8.3 million and $0.8 million related to the derivatives agreement during the six-month periods ended June 30, 2015 and 2014, respectively.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, NGL and natural gas production. The derivative contracts described above are intended to mitigate a portion of the variability of oil and natural gas prices received for the Trust’s share of production from the Underlying Properties through December 31, 2015.

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

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1. Legal Proceedings

On May 11, 2015, the U.S. District Court for the Western District of Oklahoma issued an order dismissing all claims against the Trust in a putative class action lawsuit filed by unitholders of the Trust and stockholders of SandRidge, in which the plaintiffs asserted a variety of federal securities claims against the Trust, SandRidge and certain of SandRidge’s current and former officers and directors, among other defendants.  As a result of the order, the Trust is no longer a party in the lawsuit.  However, the dismissal was based on a procedural defect, and thus was made without prejudice to the plaintiffs’ rights, if any, to refile their claims against the Trust once the defect is cured.

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the three-month period ended June 30, 2015.

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

Date: August 7, 2015

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