Form 10-Q
period 2015-09-30
SandRidge Mississippian Trust I
filed 2015-11-06
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended September 30, 2015

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,981	$2,059

Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(229,539)	(91,766)
Net investment in royalty interests	79,425	217,198
Total assets	$81,406	$219,257
TRUST CORPUS

Trust corpus, 28,000,000 common units issued and outstanding at September 30, 2015 and December 31, 2014	$81,406	$219,257

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues
Royalty income	$3,320	$8,492	$14,548	$29,125
Derivative settlements, net	5,888	(69)	14,175	733
Total revenues	9,208	8,423	28,723	29,858

Expenses
Post-production expenses	293	395	907	1,365
Production taxes	101	130	430	352
Trust administrative expenses	187	231	1,239	1,046
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	199	155	(80)	123
Total expenses	780	911	2,496	2,886

Distributable income available to unitholders	8,428	7,512	26,227	26,972
Distributable income per common unit (28,000,000 issued and outstanding for 2015 periods; 21,000,000 issued and outstanding for 2014 periods)	$0.3010	$0.3577	$0.9366	$1.2844
Distributable income per subordinated unit (0 issued and outstanding for 2015 periods; 7,000,000 issued and outstanding for 2014 periods)	$—	$0.0000	$—	$0.0000

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Trust corpus, beginning of period	$219,257	$235,959
Amortization of investment in royalty interests	(10,732)	(12,930)
Impairment of investment in royalty interests	(127,041)	—
Net cash reserves (used) withheld	(80)	123
Distributable income	26,227	26,972
Distributions paid or payable to unitholders	(26,225)	(26,970)
Trust corpus, end of period	$81,406	$223,154

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2015, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covers production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

On July 1, 2014, the subordinated units, initially issued to SandRidge, automatically converted into common units on a one-for-one basis as a result of SandRidge having met its drilling obligation to the Trust in April 2013. Prior to this conversion, the subordinated and common units had identical rights and privileges, except with respect to their rights to receive distributions.

Prior to their conversion to common units, the subordinated units, all of which were held by SandRidge, constituted 25% of the Trust units issued and were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units that was no less than 80% of the target distribution for the corresponding quarter (“Subordination Threshold”). If there was not sufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, up to the Subordination Threshold amount on all of the common units. As owner of the subordinated units, SandRidge was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 120% of the target distribution for such quarter (“Incentive Threshold”). As a result of the conversion of the subordinated units to common units in July 2014, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s November 2014 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest. During the three-month period ended September 30, 2015, the Trust recorded a $127.0 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during 2014. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Common and Subordinated Unit. For the three- and nine-month periods ended September 30, 2014, the Trust calculated distributable income per common and subordinated unit using the two-class method. In accordance with this method, undistributed earnings in the accompanying unaudited statements of distributable income were allocated to the common and subordinated units based upon the subordinated units’ contractual participation rights as if all of the distributable income for the period had been distributed. For the three- and nine-month periods ended September 30, 2015, all Trust unitholders shared on a pro rata basis in the Trust’s distributable income (See Note 1). Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2014 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2014 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2014 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2015. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2015 and the year ended December 31, 2014 is as follows:

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$8.5	$0.3049	N/A
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$9.3	$0.3307	N/A
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$8.4	$0.3010	N/A

				Total
	Covered			Distribution	Distribution Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common	Subordinated
Calendar Quarter 2014
First Quarter	September 1, 2013 — November 30, 2013	January 30, 2014	February 28, 2014	$10.5	$0.5003	$0.0000
Second Quarter	December 1, 2013 — February 28, 2014	April 24, 2014	May 30, 2014	$9.0	$0.4263	$0.0000
Third Quarter	March 1, 2014 — May 31, 2014	July 31, 2014	August 29, 2014	$7.5	$0.3577	$0.0000
Fourth Quarter	June 1, 2014 — August 31, 2014	October 30, 2014	November 26, 2014	$6.9	$0.2469	N/A

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2015 and 2014, totaled approximately $38,000. The Trustee’s administrative fees paid during each of the nine-month periods ended September 30, 2015 and 2014, totaled approximately $113,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. There were no amounts paid to SandRidge for administrative fees during the three-month period ended September 30, 2015. During the three-month period ended September 30, 2014, the Trust paid administrative fees to SandRidge equal to $50,000. During each of the nine-month periods ended September 30, 2015 and 2014, the Trust paid administrative fees to SandRidge equal to $150,000 and $200,000, respectively.

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

The following tables present, as of September 30, 2015, the notional amount and weighted average fixed price or collar range of the open contracts underlying the derivatives agreement.

Oil — Price Swaps

	Notional (MBbl)	Weighted Avg. Fixed Price
October 2015 — December 2015	118	$101.07

Natural Gas — Collars

	Notional (MMBtu)	Collar Range
October 2015 — December 2015	255	$4.00 - $8.55

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2015 or December 31, 2014.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements serve to mitigate a portion of the effect of this price volatility through December 31, 2015. See Note 4 for a discussion of the Trust’s open oil and natural gas commodity derivative contracts. Low levels of future production and continued low commodity prices could reduce the Trust’s revenues and distributable income available to unitholders.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs.

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and financially provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation. The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

6. Subsequent Events

Distribution to Unitholders. On October 29, 2015, the Trust declared a cash distribution of $0.3046 per unit covering production for the three-month period from June 1, 2015 to August 31, 2015. The distribution will be paid on or about November 27, 2015 to record holders as of November 13, 2015. Distributable income for June 1, 2015 to August 31, 2015 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,081
Derivative settlements, net	6,184
Total revenues	9,265
Expenses
Post-production expenses	280
Production taxes	71
Cash reserves withheld by Trustee (1)	386
Total expenses	737
Distributable income available to unitholders	$8,528
Distributable income per unit (28,000,000 units issued and outstanding)	$0.3046

(1) Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Mississippian Trust I (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2014 Form 10-K.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas liquids (“NGL”) and natural gas. The markets for these commodities are volatile and experienced significant pricing declines during the latter half of 2014 and into 2015. Although distributions relating to production through December 31, 2015 are partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions for production periods beginning January 1, 2016 or later should be expected to be lower than distributions for recent periods. The Trust received net settlement proceeds of approximately $5.9 million and paid approximately $69,000 during the three-month periods ended September 30, 2015 and 2014, respectively. The Trust received net settlement proceeds of approximately $14.2 million and $0.7 million during the nine-month periods ended September 30, 2015 and 2014, respectively.

During the three-month period ended September 30, 2015, the Trust recognized a $127.0 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during 2014. Further material write-downs in subsequent quarters may occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part 1, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of September 30, 2015, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Prior to their conversion to common units in July 2014, the Trust’s subordinated units were entitled to receive pro rata distributions from the Trust each quarter, up to and including the August 2014 distribution, if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the Subordination Threshold. If there was not sufficient cash to fund such a distribution on all of the common units (including the common units SandRidge owned), the distribution made with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, to all of the common units (including the common units held by SandRidge) up to the Subordination Threshold. However, there was no minimum distribution. If the cash available for distribution on all of the Trust units in any quarter exceeded the Incentive Threshold for the corresponding quarter, SandRidge, as holder of the Trust’s subordinated units, was entitled to 50% of the amount by which the cash available for distribution exceeded the Incentive Threshold. As a result of the conversion of the subordinated units to common units in July 2014, SandRidge’s right to receive incentive distributions in respect of subsequent periods terminated. Beginning with the Trust’s November 2014 distribution, distributions made on common units no longer have the benefit of the Subordination Threshold, nor are the common units subject to the Incentive Threshold, and the holders of all 28,000,000 common units share on a pro rata basis in the Trust’s distributions.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, NGLs and natural gas production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2015 and 2014 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(2)	2015(3)	2014(4)
Production Data
Oil (MBbls)	32	47	115	175
NGL (MBbls)	32	6	100	21
Natural gas (MMcf)	581	717	1,879	2,499
Combined equivalent volumes (MBoe)	161	173	528	613
Average daily combined equivalent volumes (MBoe/d)	1.8	1.9	1.9	2.2

Well Data
Initial and Trust Development Wells producing - average	140	150	148	154

Revenues (in thousands)
Royalty income	$3,320	$8,492	$14,548	$29,125
Derivative settlements	5,888	(69)	14,175	733
Total revenue	$9,208	$8,423	$28,723	$29,858

Expenses (in thousands)
Post-production expenses	$293	$395	$907	$1,365
Production taxes	101	130	430	352
Trust administrative expenses	187	231	1,239	1,046
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	199	155	(80)	123
Total expenses	$780	$911	$2,496	$2,886
Distributable income available to unitholders	$8,428	$7,512	$26,227	$26,972

Average Prices
Oil (per Bbl)	$48.29	$99.21	$61.83	$97.51
NGL (per Bbl)	$15.76	$36.77	$20.51	$40.02
Combined oil and NGL (per Bbl)	$32.15	$92.20	$42.58	$91.23
Natural gas (per Mcf)	$2.16	$5.00	$2.87	$4.50
Combined equivalent (per Boe)	$20.62	$49.17	$27.54	$47.55

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$219.90	$97.75	$180.56	$101.05
NGL (per Bbl)	$15.76	$36.77	$20.51	$40.02
Combined oil and NGL (per Bbl)	$118.61	$90.90	$105.99	$94.38
Natural gas (per Mcf)	$2.23	$4.45	$2.67	$4.00
Combined equivalent (per Boe)	$55.38	$46.49	$52.65	$46.52

Expenses (per Boe)
Post-production	$1.82	$2.28	$1.72	$2.23
Production taxes	$0.63	$0.75	$0.81	$0.57

(1)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2015 (included in SandRidge’s August 2015 net revenue distribution to the Trust) represent production from March 1, 2015 to May 31, 2015.

(2)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2014 (included in SandRidge’s August 2014 net revenue distribution to the Trust) represent production from March 1, 2014 to May 31, 2014.

(3)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2015 (included in SandRidge’s February 2015, May 2015 and August 2015 net revenue distributions to the Trust) represent production from September 1, 2014 to May 31, 2015.

(4)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2014 (included in SandRidge’s February 2014, May 2014 and August 2014 net revenue distributions to the Trust) represent production from September 1, 2013 to May 31, 2014.

(5)         Includes impact of derivative settlements attributable to production from March 1, 2015 to May 31, 2015 for the three-month period ended September 30, 2015 and from March 1, 2014 to May 31, 2014 for the three-month period ended September 30, 2014. Includes impact of derivative settlements attributable to production from September 1, 2014 to May 31, 2015 for the nine-month period ended September 30, 2015 and from September 1, 2013 to May 31, 2014 for the nine-month period ended September 30, 2014.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2015 totaled $3.3 million compared to $8.5 million received during the three-month period ended September 30, 2014. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Approximately $1.2 million of the total decrease in royalty income was attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production, and approximately $4.0 million was attributable to a decrease in prices received. The average number of producing wells decreased by 10 during the three-month period ended September 30, 2015 compared to the three-month period ended September 30, 2014 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the three-month period ended September 30, 2015 was based upon production attributable to the Royalty Interests of 32 MBbls of oil, 32 MBbls of NGLs and 581 MMcf of natural gas, or 161 MBoe of combined production, for the period from March 1, 2015 to May 31, 2015.  Royalty income received during the three-month period ended September 30, 2014 was based upon production attributable to the Royalty Interests of 47 MBbls of oil, 6 MBbls of NGLs and 717 MMcf of natural gas, or 173 MBoe of combined production, for the period from March 1, 2014 to May 31, 2014. During the 2015 period, NGL production volumes were higher than in the 2014 period as a result of a contractual change to the Trust’s gathering agreement. The average price received for oil decreased to $48.29 per Bbl during the three-month period ended September 30, 2015 from $99.21 per Bbl during the same period in 2014, while the average price received for NGLs decreased to $15.76 per Bbl during the three-month period ended September 30, 2015 from $36.77 per Bbl during the same period in 2014. The average price received for natural gas decreased to $2.16 per Mcf during the three-month period ended September 30, 2015 from $5.00 per Mcf during the same period in 2014.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduces the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements received under the derivatives agreement for the three-month period ended September 30, 2015 for production from March 1, 2015 to May 31, 2015 were approximately $5.9 million. This effectively increased the average price received for oil by $171.61 per Bbl to $219.90 per Bbl due to the ratio of the oil volumes hedged to oil volumes produced and the substantial declines in the market prices of oil compared to contract prices. The average price received for natural gas was effectively increased by $0.58 per Mcf to $2.74 per Mcf ($2.23 per Mcf including the impact of post-production expenses) during the 2015 period. The Trust paid net cash settlements of approximately $69,000 under the derivatives agreement for the three-month period ended September 30, 2014 for production from March 1, 2014 to May 31, 2014, which effectively decreased the average price received for oil by $1.46 per Bbl to $97.75 per Bbl. There were no cash settlements received or paid for natural gas contracts for the three-month period ended September 30, 2014.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended September 30, 2015 totaled approximately $0.3 million compared to approximately $0.4 million for the three-month period ended September 30, 2014. Post-production costs decreased as a result of decreased natural gas production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2015 totaled approximately $0.1 million, or $0.63 per Boe, and were approximately 3.0% of royalty income. Production taxes for the three-month period ended September 30, 2014 totaled approximately $0.1 million, or $0.75 per Boe, and were approximately 1.5% of royalty income. Production tax rates increased in the 2015 period due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase as more Trust wells reach this expiration point.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for each of the three-month periods ended September 30, 2015 and 2014 totaled approximately $0.2 million.

Distributable Income

Distributable income for the three-month period ended September 30, 2015 was $8.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $199,000 (approximately $386,000 withheld from the August 2015 cash distribution to unitholders partially offset by approximately $187,000 used to pay Trust expenses during the period). Distributable income for the three-month period ended September 30, 2014 was $7.5 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $155,000 (approximately $386,000 withheld from the August 2014 cash distribution to unitholders partially offset by approximately $231,000 used to pay Trust expenses during the period).

Distributions to Holders of Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the three-month period ended September 30, 2014 as a result of the Trust’s subordination provisions. Since income available for distribution on the Trust common units for the August 2014 distribution was below the Subordination Threshold, no distribution was paid to the subordinated units for that period. As a result of the subordination provisions, holders of common units received approximately $1.9 million more in distributions for the three-month period ended September 30, 2014 than such holders would have received had the subordination provisions not existed. Income available for distribution for the August 2015 distribution was shared on a pro rata basis among all units due to the termination of the subordination and incentive provisions upon conversion of the subordinated units to common units in July 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2015 totaled $14.5 million compared to $29.1 million received during the nine-month period ended September 30, 2014. Approximately $5.5 million of the total decrease in royalty income was attributable to the decrease in total volumes produced caused by a reduction in the average number of producing wells and natural declines in production and approximately $9.1 million was attributable to a decrease in prices received. The average number of producing wells decreased by 6 during the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the nine-month period ended September 30, 2015 was based upon production attributable to the Royalty Interests of 115 MBbls of oil, 100 MBbls of NGLs and 1,879 MMcf of natural gas, or 528 MBoe of combined production, for the period from September 1, 2014 to May 31, 2015.  Royalty income received during the nine-month period ended September 30, 2014 was based upon production attributable to the Royalty Interests of 175 MBbls of oil, 21 MBbls of NGLs and 2,499 MMcf of natural gas, or 613 MBoe of combined production, for the period from September 1, 2013 to May 31, 2014. During the 2015 period, NGL production volumes were higher than in the 2014 period as a result of a contractual change to the Trust’s gathering agreement. The average price received for oil decreased to $61.83 per Bbl during the nine-month period ended September 30, 2015 from $97.51 per Bbl during the same period in 2014, while the average price received for NGLs decreased to $20.51 per Bbl during the nine-month period ended September 30, 2015 from $40.02 per Bbl during the same period in 2014. The average price received for natural gas decreased to $2.87 per Mcf during the nine-month period ended September 30, 2015 from $4.50 per Mcf during the same period in 2014.

Derivative Settlements. Net cash settlements received under the derivatives agreement for the nine-month period ended September 30, 2015 for production from September 1, 2014 to May 31, 2015 were approximately $14.2 million. This effectively increased the average price received for oil by $118.73 per Bbl to $180.56 per Bbl due to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil compared to contract prices. The average price received for natural gas increased by $0.28 per Mcf to $3.15 per Mcf ($2.67 per Mcf including the impact of post-production expenses). Net cash settlements received under the derivatives agreement for the nine-month period ended September 30, 2014 for production from September 1, 2013 to May 31, 2014 were approximately $0.7 million, which effectively increased the average price received for oil by $3.54 per Bbl to $101.05 per Bbl and increased the average price received for natural gas by $0.04 per Mcf to $4.54 per Mcf ($4.00 per Mcf including the impact of post-production expenses).

Expenses

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2015 totaled approximately $0.9 million compared to approximately $1.4 million for the nine-month period ended September 30, 2014. Post-production costs decreased as a result of decreased natural gas production.

Production Taxes. Production taxes for the nine-month period ended September 30, 2015 totaled approximately $0.4 million, or $0.81 per Boe, and were approximately 3.0% of royalty income. Production taxes for the nine-month period ended September 30, 2014 totaled approximately $0.4 million, or $0.57 per Boe, and were approximately 1.2% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses for the nine-month period ended September 30, 2015 totaled approximately $1.2 million compared to approximately $1.0 million for the nine-month period ended September 30, 2014.

Distributable Income

Distributable income for the nine-month period ended September 30, 2015 was $26.2 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.1 million (approximately $1.2 million used to pay Trust expenses during the period partially offset by approximately $1.1 million withheld from the February 2015, May 2015 and August 2015 cash distributions to unitholders). Distributable income for the nine-month period ended September 30, 2014 was $27.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.1 million (approximately $1.1 million withheld from the February 2014, May 2014 and August 2014 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period).

Distributions to Holders of Common and Subordinated Units. Holders of Trust common units received greater distributions than holders of Trust subordinated units during the nine-month period ended September 30, 2014 as a result of the Trust’s subordination provisions. Since income available for distribution on the Trust common units for the February 2014, May 2014 and August 2014 distributions was below the Subordination Threshold, no distribution was paid to the subordinated units for those periods. As a result of the subordination provisions, holders of common units received approximately $6.7 million more in distributions for the nine-month period ended September 30, 2014 than such holders would have received had the subordination provisions not existed. Income available for distribution for the February 2015, May 2015 and August 2015 distributions was shared on a pro rata basis among all units.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and derivative contracts under the derivatives agreement and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, which formerly included, if applicable, incentive distributions to SandRidge during the subordination period, payment of amounts owed under the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Under the conveyances granting the Royalty Interests, the Trust does not have any operating or capital cost requirements related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at September 30, 2015 or December 31, 2014.

Under the derivatives agreement, SandRidge pays the Trust amounts it receives from its counterparties and the Trust pays SandRidge any amounts that SandRidge is required to pay such counterparties. Payments by the Trust to SandRidge to cover such settlements reduce, and could eliminate, distributions paid to unitholders.

2015 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2015, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 – November 30, 2014	January 29, 2015	February 27, 2015	$8.5
Second Quarter	December 1, 2014 – February 28, 2015	April 30, 2015	May 29, 2015	$9.3
Third Quarter	March 1, 2015 – May 31, 2015	July 30, 2015	August 28, 2015	$8.4

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2015 to August 31, 2015, total sales volumes were lower than the previous period and oil, NGLs and natural gas experienced continued depressed pricing. On October 29, 2015, the Trust declared a cash distribution of $0.3046 per unit covering production for the period. Net cash settlements received under the derivatives agreement for the period were approximately $6.2 million, which increased the average price received per barrel of oil, including the effects of the derivatives and post-production expenses, from $47.71 to $245.40, and increased the quarterly income available for distribution. The amount received under the derivatives agreement was attributable primarily to the oil volumes hedged and the substantial declines in the market prices of oil compared to contract prices. The distribution will be paid on or about November 27, 2015 to record unitholders as of November 13, 2015 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$3,081
Derivative settlements, net	6,184
Total revenues	9,265
Expenses
Post-production expenses	280
Production taxes	71
Cash reserves withheld by Trustee(1)	386
Total expenses	737
Distributable income available to unitholders	$8,528
Distributable income per unit (28,000,000 units issued and outstanding)	$0.3046

(1)                  Includes amounts withheld for payment of future Trust administrative expenses.

Although distributions relating to production through December 31, 2015 are partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions for production periods beginning January 1, 2016 or later should be expected to be dramatically lower than distributions for recent periods. As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the Trust’s production is expected to decline each quarter during the remainder of its life.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This discussion provides information about commodity derivative contracts, the benefits and obligations of which SandRidge has passed to the Trust pursuant to a derivatives agreement. Under the derivatives agreement, SandRidge pays the Trust amounts it receives from counterparties under certain of its derivative contracts with third parties, and the Trust pays SandRidge any amounts that SandRidge is required to pay the counterparties under such derivative contracts. The commodity derivative contracts underlying the derivatives agreement are settled in cash and do not require the actual delivery of a commodity at settlement. Fixed price swap and collar contracts are settled based upon New York Mercantile Exchange prices. Collar contracts result in a cash settlement only when the settlement price exceeds the fixed ceiling price or falls below the fixed floor price. The contracts underlying the derivatives agreement may not cover all of the future sales volumes of oil and natural gas production through December 31, 2015; however, production volumes covered by derivative contracts in 2015 exceed anticipated oil production for the same period. The Trust does not have the ability to enter into its own derivative contracts. See Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for notional and price information of the Trust’s open oil and natural gas derivative contracts. The Trust received net settlement proceeds of approximately $14.2 million and $0.7 million related to the derivatives agreement during the nine-month periods ended September 30, 2015 and 2014, respectively.

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, NGLs and natural gas production. Revenue derived from the Royalty Interests, and therefore the amount of cash flow available for distribution to the Trust unitholders, depends substantially on prevailing oil, NGL and natural gas prices. Lower prices may also reduce the amount of oil, NGLs and natural gas that can be economically produced from the Underlying Properties. The derivative contracts described above are intended to mitigate a portion of the variability of oil and natural gas prices received for the Trust’s share of production from the Underlying Properties through December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and financially provide for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2014 Form 10-K. No material change to such risk factors has occurred during the three-month period ended September 30, 2015.

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

Date: November 6, 2015

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