Form 10-Q
period 2016-06-30
SandRidge Mississippian Trust I
filed 2016-08-08
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended June 30, 2016

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,876	$2,048

Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(234,569)	(231,183)
Net investment in royalty interests	74,395	77,781
Total assets	$76,271	$79,829
TRUST CORPUS

Trust corpus, 28,000,000 common units issued and outstanding at June 30, 2016 and December 31, 2015	$76,271	$79,829

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues
Royalty income	$1,899	$4,063	$4,404	$11,228
Derivative settlements, net	2,686	6,019	9,623	8,287

Total revenues	4,585	10,082	14,027	19,515
Expenses
Post-production expenses	249	298	508	615
Production taxes	73	137	161	329
Trust administrative expenses	308	439	947	1,052
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	78	(53)	(175)	(279)
Total expenses	708	821	1,441	1,717

Distributable income available to unitholders	3,877	9,261	12,586	17,798

Distributable income per common unit	$0.1384	$0.3307	$0.4494	$0.6356

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Trust corpus, beginning of period	$79,829	$219,257
Amortization of investment in royalty interests	(3,386)	(7,026)
Net cash reserves used	(175)	(279)
Distributable income	12,586	17,798
Distributions paid or payable to unitholders	(12,583)	(17,796)
Trust corpus, end of period	$76,271	$211,954

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At June 30, 2016, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.  There were no impairments in the carrying value of the Investment in Royalty Interests during the six-month periods ended June 30, 2016 and 2015. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2016. A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2016 and the year ended December 31, 2015 is as follows:

				Total	Distribution
	Covered			Distribution	Per Unit
Calendar Quarter 2016	Production Period	Date Declared	Date Paid	Paid	Common
				(in millions)
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$8.7	$0.3110
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.9	$0.1384

				Total	Distribution
	Covered			Distribution	Per Unit
Calendar Quarter 2015	Production Period	Date Declared	Date Paid	Paid	Common
				(in millions)
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$8.5	$0.3049
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$9.3	$0.3307
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$8.4	$0.3010
Fourth Quarter	June 1, 2015— August 31, 2015	October 29, 2015	November 27, 2015	$8.5	$0.3046

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended June 30, 2016 and 2015 totaled approximately $38,000. The Trustee’s administrative fees paid during each of the six-month periods ended June 30, 2016 and 2015 totaled approximately $75,000.

Registration Rights Agreement. The Trust is party to a registration rights agreement pursuant to which the Trust has agreed to register the offering of the Trust units held by SandRidge and certain of its affiliates and permitted transferees upon request by

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

SandRidge. The holders have the right to require the Trust to file no more than five registration statements in aggregate, one of which has been filed to date. The Trust does not bear any expenses associated with such transactions.

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended June 30, 2016 and 2015, the Trust paid administrative fees to SandRidge equal to $50,000. Administrative fees paid to SandRidge for the six-month periods ended June 30, 2016 and 2015 totaled $50,000 and $150,000, respectively.

Derivatives Agreement. The Trust and SandRidge were parties to a derivatives agreement that provided the Trust with the economic effect of certain oil and natural gas derivative contracts entered into by SandRidge with third parties for production through December 31, 2015. Under the derivatives agreement, SandRidge paid the Trust amounts it received from its counterparties and the Trust paid SandRidge any amounts that SandRidge was required to pay such counterparties. The Trust did not bear any costs related to the establishment of the underlying contracts. The Trust does not have the ability to enter into its own derivative contracts. The commodity derivative contracts underlying the derivatives agreement consisted of fixed price swaps and collars.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses; provided, however, that this obligation is unlikely to be fulfilled during the pendency of SandRidge’s bankruptcy. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2016 or December 31, 2015.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements served to mitigate a portion of the effect of this price volatility through December 31, 2015. Low levels of future production, continued low commodity prices and the absence of any derivative arrangements would continue to reduce the Trust’s revenues and distributable income available to unitholders.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The cases are jointly administered under the caption In re: SandRidge Energy Inc., et al. The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. On May 20, 2016, the Court entered an Administrative Closing Order terminating the action, without prejudice to the rights of the parties to reopen the proceeding for good cause shown, within thirty days after the termination of SandRidge’s bankruptcy proceedings.

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

6. Subsequent Events

Distribution to Unitholders. On July 28, 2016, the Trust declared a cash distribution of $0.0412 per unit covering production for the three-month period from March 1, 2016 to May 31, 2016. The distribution will be paid on or about August 26, 2016 to record holders as of August 12, 2016. Distributable income for March 1, 2016 to May 31, 2016 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,863
Total revenues	1,863
Expenses
Post-production expenses	241
Production taxes	83
Cash reserves withheld by Trustee (1)	385
Total expenses	709
Distributable income available to unitholders	$1,154
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0412

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and, during its term, the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids (“NGL”). The markets for these commodities are volatile and experienced significant pricing declines beginning in the latter half of 2014. Although distributions relating to production through December 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions for production periods beginning January 1, 2016 or later should be expected to be lower than distributions for recent periods. The Trust received net settlement proceeds of approximately $2.7 million and $6.0 million during the three-month periods ended June 30, 2016 and 2015, respectively. The Trust received net settlement proceeds of approximately $9.6 million and $8.3 million during the six-month periods ended June 30, 2016 and 2015, respectively.

Properties. As of June 30, 2016, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2016 and 2015 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016(1)	2015(2)	2016(3)	2015(4)
Production Data
Oil (MBbls)	26	37	52	83
NGL (MBbls)	28	33	55	68
Natural gas (MMcf)	479	602	995	1,299
Combined equivalent volumes (MBoe)	133	170	273	367
Average daily combined equivalent volumes (MBoe/d)	1.5	1.9	1.5	2.0

Well Data
Initial and Trust Development Wells producing - average	140	150	139	152

Revenues (in thousands)
Royalty income	$1,899	$4,063	$4,404	$11,228
Derivative settlements	2,686	6,019	9,623	8,287
Total revenue	$4,585	$10,082	$14,027	$19,515

Expenses (in thousands)
Post-production expenses	$249	$298	$508	$615
Production taxes	73	137	161	329
Trust administrative expenses	308	439	947	1,052
Cash reserves (used) withheld for current Trust expenses, net of amounts withheld (used)	78	(53)	(175)	(279)
Total expenses	$708	$821	$1,441	$1,717
Distributable income available to unitholders	$3,877	$9,261	$12,586	$17,798

Average Prices
Oil (per Bbl)	$28.90	$48.89	$35.67	$67.14
NGL (per Bbl)	$9.96	$15.02	$11.62	$22.73
Combined oil and NGL (per Bbl)	$19.11	$32.93	$23.22	$47.02
Natural gas (per Mcf)	$1.84	$2.93	$1.92	$3.18
Combined equivalent (per Boe)	$14.26	$23.87	$16.13	$30.57

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$127.39	$207.28	$211.34	$165.13
NGL (per Bbl)	$9.96	$15.02	$11.62	$22.73
Combined oil and NGL (per Bbl)	$66.70	$116.69	$107.99	$100.62
Natural gas (per Mcf)	$1.64	$2.70	$1.96	$2.86
Combined equivalent (per Boe)	$32.57	$57.49	$49.52	$51.45

Expenses (per Boe)
Post-production	$1.87	$1.75	$1.86	$1.67
Production taxes	$0.55	$0.80	$0.59	$0.90

(1)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2016 (included in SandRidge’s May 2016 net revenue distribution to the Trust) represent production from December 1, 2015 to February 29, 2016.

(2)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2015 (included in SandRidge’s May 2015 net revenue distribution to the Trust) represent production from December 1, 2014 to February 28, 2015.

(3)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2016 (included in SandRidge’s February 2016 and May 2016 net revenue distributions to the Trust) represent production from September 1, 2015 to February 29, 2016.

(4)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2015 (included in SandRidge’s February 2015 and May 2015 net revenue distributions to the Trust) represent production from September 1, 2014 to February 28, 2015.

(5)         Includes impact of derivative settlements attributable to production from December 1, 2015 to December 31, 2015 for the three-month period ended June 30, 2016 and from December 1, 2014 to February 28, 2015 for the three-month period ended June 30, 2015. Includes impact of derivative settlements attributable to production from September 1, 2015 to December 31, 2015 for the six-month period ended June 30, 2016 and from September 1, 2014 to February 28, 2015 for the six-month period ended June 30, 2015.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues

Royalty Income. Royalty income received during the three-month period ended June 30, 2016 totaled $1.9 million compared to $4.1 million received during the three-month period ended June 30, 2015. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Approximately $1.0 million of the total decrease in royalty income was attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production, and approximately $1.2 million was attributable to a decrease in prices received. The average number of producing wells decreased by 10 during the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the three-month period ended June 30, 2016 was based upon production attributable to the Royalty Interests of 26 MBbls of oil, 28 MBbls of NGL and 479 MMcf of natural gas, or 133 MBoe of combined production, for the period from December 1, 2015 to February 29, 2016.  Royalty income received during the three-month period ended June 30, 2015 was based upon production attributable to the Royalty Interests of 37 MBbls of oil, 33 MBbls of NGL and 602 MMcf of natural gas, or 170 MBoe of combined production, for the period from December 1, 2014 to February 28, 2015.  The average price received for oil decreased to $28.90 per Bbl during the three-month period ended June 30, 2016 from $48.89 per Bbl during the same period in 2015, while the average price received for NGL decreased to $9.96 per Bbl during the three-month period ended June 30, 2016 from $15.02 per Bbl during the same period in 2015. The average price received for natural gas decreased to $1.84 per Mcf during the three-month period ended June 30, 2016 from $2.93 per Mcf during the same period in 2015.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduced the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement for the three-month period ended June 30, 2016 for production from December 1, 2015 to December 31, 2015 were approximately $2.7 million. This effectively increased the average price received for oil by $98.49 per Bbl to $127.39 per Bbl which was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The average price received for natural gas increased by $0.32 per Mcf to $2.16 per Mcf ($1.64 per Mcf including the impact of post-production expenses). Net cash settlements under the derivatives agreement for the three-month period ended June 30, 2015 for production from December 1, 2014 to February 28, 2015 were approximately $6.0 million. This effectively increased the average price received for oil by $158.39 per Bbl to $207.28 per Bbl which was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The average price received for natural gas increased by $0.27 per Mcf to $3.20 per Mcf ($2.70 per Mcf including the impact of post-production expenses). Net cash settlements received during both periods were comprised of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended June 30, 2016 totaled approximately $0.2 million compared to approximately $0.3 million for the three-month period ended June 30, 2015. Post-production costs decreased as a result of decreased natural gas production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2016 totaled approximately $0.1 million, or $0.55 per Boe, and were approximately 3.8% of royalty income. Production taxes for the three-month period ended June 30, 2015 totaled approximately $0.1 million, or $0.80 per Boe, and were approximately 3.4% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase as more Trust wells reach this expiration point.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended June 30, 2016 totaled approximately $0.3 million compared to approximately $0.4 million for the three-month period ended June 30, 2015.

Distributable Income

Distributable income for the three-month period ended June 30, 2016 was $3.9 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $78,000 (approximately $386,000 withheld from the May 2016 cash distribution to unitholders partially offset by approximately $308,000 used to pay Trust expenses during the period). Distributable income for the three-month period ended June 30, 2015 was $9.3 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $53,000 (approximately $439,000 used to pay Trust expenses during the period partially offset by approximately $386,000 withheld from the May 2015 cash distribution to unitholders).

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2016 totaled $4.4 million compared to $11.2 million received during the six-month period ended June 30, 2015. Approximately $3.3 million of the total decrease in royalty income was attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production, and approximately $3.5 million was attributable to a decrease in prices received. The average number of producing wells decreased by 13 during the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the six-month period ended June 30, 2016 was based upon production attributable to the Royalty Interests of 52 MBbls of oil, 55 MBbls of NGL and 995 MMcf of natural gas, or 273 MBoe of combined production, for the period from September 1, 2015 to February 29, 2016. Royalty income received during the six-month period ended June 30, 2015 was based upon production attributable to the Royalty Interests of 83 MBbls of oil, 68 MBbls of NGL and 1,299 MMcf of natural gas, or 367 MBoe of combined production, for the period from September 1, 2014 to February 28, 2015.  The average price received for oil decreased to $35.67 per Bbl during the six-month period ended June 30, 2016 from $67.14  per Bbl during the same period in 2015, while the average price received for NGL decreased to $11.62 per Bbl during the six-month period ended June 30, 2016 from $22.73 per Bbl during the same period in 2015. The average price received for natural gas decreased to $1.92 per Mcf during the six-month period ended June 30, 2016 from $3.18 per Mcf during the same period in 2015.

Derivative Settlements. Net cash settlements under the derivatives agreement for the six-month period ended June 30, 2016 for production from September 1, 2015 to December 31, 2015 were approximately $9.6 million. This effectively increased the average price received for oil by $175.67 per Bbl to $211.34 per Bbl which was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The average price received for natural gas increased by $0.55 per Mcf to $2.47 per Mcf ($1.96 per Mcf including the impact of post-production expenses). Net cash settlements under the derivatives agreement for the six-month period ended June 30, 2015 for production from September 1, 2014 to February 28, 2015 were approximately $8.3 million. This effectively increased the average price received for oil by $97.99 per Bbl to $165.13 per Bbl which was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The average price received for natural gas increased by $0.16 per Mcf to $3.34 per Mcf ($2.86 per Mcf including the impact of post-production expenses). Net cash settlements received during both periods were comprised of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. Post-production expenses for the six-month period ended June 30, 2016 totaled approximately $0.5 million compared to approximately $0.6 million for the six-month period ended June 30, 2015. Post-production costs decreased as a result of decreased natural gas production.

Production Taxes. Production taxes for the six-month period ended June 30, 2016 totaled approximately $0.2 million, or $0.59 per Boe, and were approximately 3.6% of royalty income. Production taxes for the six-month period ended June 30, 2015 totaled approximately $0.3 million, or $0.90 per Boe, and were approximately 2.9% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses for the six-month period ended June 30, 2016 totaled approximately $0.9 million compared to approximately $1.1 million for the six-month period ended June 30, 2015.

Distributable Income

Distributable income for the six-month period ended June 30, 2016 was $12.6 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $175,000  (approximately $947,000 used to pay Trust expenses during the period partially offset by approximately $772,000  withheld from the February 2016 and May 2016 cash distributions to unitholders). Distributable income for the six-month period ended June 30, 2015 was $17.8 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.3 million (approximately $1.1 million used to pay Trust expenses during the period partially offset by approximately $0.8 million withheld from the February 2015 and May 2015 cash distributions to unitholders).

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flow generated from the Royalty Interests and, during the term of the derivatives agreement, the Trust’s derivative contracts, and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, payment of amounts owed under the Trust’s derivative contracts during the term of the derivatives agreement, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. Under the conveyances granting the Royalty Interests, the Trust does not have any operating or capital cost requirements related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at June 30, 2016 or December 31, 2015.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions  for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The cases are jointly administered under the caption In re: SandRidge Energy Inc., et al.  The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

2016 Trust Distributions to Unitholders. During the six-month period ended June 30, 2016, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$8.7
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.9

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2016 to May 31, 2016, total sales volumes were slightly lower than the previous period. The decrease in revenue compared to the previous period was partially due to the expiration of the derivatives agreement that had provided the Trust with the economic effect of certain oil and natural gas derivative contracts entered into by SandRidge with third parties for production through December 31, 2015. On July 28, 2016, the Trust declared a cash distribution of $0.0412 per unit covering production for the period. The distribution will be paid on or about August 26, 2016 to record unitholders as of August 12, 2016 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,863
Total revenues	1,863
Expenses
Post-production expenses	241
Production taxes	83
Cash reserves withheld by Trustee(1)	385
Total expenses	709
Distributable income available to unitholders	$1,154
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0412

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

The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil and natural gas derivative contracts for production through December 31, 2015 (which had effects extending into the May 2016 distribution to unitholders) and mitigated a portion of the variability of oil and natural gas prices received for the Trust’s share of production. The Trust received net settlement proceeds of approximately $9.6 million and $8.3 million related to the derivatives agreement during the six-month periods ended June 30, 2016 and 2015, respectively. The Trust no longer has the benefit of the derivative contracts, and therefore the amount of future cash distributions will be subject to unmitigated changes in oil and natural gas prices. The Trust does not have the ability to enter into additional derivative contracts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. On May 20, 2016, the Court entered an Administrative Closing Order terminating the action, without prejudice to the rights of the parties to reopen the proceeding for good cause shown, within thirty days after the termination of SandRidge’s bankruptcy proceedings.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2015 Form 10-K. No material change to such risk factors has occurred during the three-month period ended June 30, 2016.

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

Date: August 8, 2016

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