Form 10-Q
period 2016-09-30
SandRidge Mississippian Trust I
filed 2016-11-07
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended September 30, 2016

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,893	$2,048

Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(277,499)	(231,183)
Net investment in royalty interests	31,465	77,781
Total assets	$33,358	$79,829
TRUST CORPUS

Trust corpus, 28,000,000 common units issued and outstanding at September 30, 2016 and December 31, 2015	$33,358	$79,829

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues
Royalty income	$1,864	$3,320	$6,268	$14,548
Derivative settlements, net	—	5,888	9,623	14,175

Total revenues	1,864	9,208	15,891	28,723

Expenses
Post-production expenses	241	293	748	907
Production taxes	83	101	244	430
Trust administrative expenses	370	187	1,317	1,239
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	16	199	(159)	(80)
Total expenses	710	780	2,150	2,496

Distributable income available to unitholders	1,154	8,428	13,741	26,227

Distributable income per common unit	$0.0412	$0.3010	$0.4906	$0.9366

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Trust corpus, beginning of period	$79,829	$219,257
Amortization of investment in royalty interests	(6,233)	(10,732)
Impairment of investment in royalty interests	(40,083)	(127,041)
Net cash reserves used	(159)	(80)
Distributable income	13,741	26,227
Distributions paid or payable to unitholders	(13,737)	(26,225)
Trust corpus, end of period	$33,358	$81,406

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At September 30, 2016, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

The Trust is passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and any activity reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy.  The Trust recorded impairments in the carrying value of the Investment in Royalty Interests of $40.1 million and $127.0 million during the nine-month periods ended September 30, 2016 and 2015, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2016. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2016 and the year ended December 31, 2015 is as follows:

				Total	Distribution
	Covered			Distribution	Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$8.7	$0.3110
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.9	$0.1384
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$1.2	$0.0412

				Total	Distribution
	Covered			Distribution	Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common
				(in millions)
Calendar Quarter 2015
First Quarter	September 1, 2014 — November 30, 2014	January 29, 2015	February 27, 2015	$8.5	$0.3049
Second Quarter	December 1, 2014 — February 28, 2015	April 30, 2015	May 29, 2015	$9.3	$0.3307
Third Quarter	March 1, 2015 — May 31, 2015	July 30, 2015	August 28, 2015	$8.4	$0.3010
Fourth Quarter	June 1, 2015— August 31, 2015	October 29, 2015	November 27, 2015	$8.5	$0.3046

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which will be adjusted for inflation by no more than 3% in any year beginning in 2017. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2016 and 2015 totaled approximately $38,000. The Trustee’s administrative fees paid during each of the nine-month periods ended September 30, 2016 and 2015 totaled approximately $113,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month period ended September 30, 2016, the Trust paid administrative fees to SandRidge equal to $50,000. There were no amounts paid to SandRidge during the three-month period ended September 30, 2015, as the related quarterly administrative fee was paid during a prior 2015 period. Administrative fees paid to SandRidge for the nine-month periods ended September 30, 2016 and 2015 totaled $100,000 and $150,000, respectively.

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

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at September 30, 2016 or December 31, 2015.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The cases are jointly administered under

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

the caption In re: SandRidge Energy Inc., et al. The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On September 9, 2016, the Bankruptcy Court approved the Debtors’ Plan of Reorganization, and the Debtors emerged from bankruptcy on October 4, 2016.

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

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. On May 20, 2016, the Court entered an Administrative Closing Order terminating the action, without prejudice to the rights of the parties to reopen the proceeding for good cause shown, within thirty days after the termination of SandRidge’s bankruptcy proceedings. On October 27, 2016, the Court entered an order reopening this proceeding and allowing the plaintiffs to pursue their claims against the non-debtor defendants, and against SandRidge as a nominal defendant only.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. Subsequent Events

Trustor Reorganization. As described in Note 5, on October 4, 2016, the Debtors emerged from Chapter 11 bankruptcy.

Distribution to Unitholders. On October 27, 2016, the Trust declared a cash distribution of $0.0542 per unit covering production for the three-month period from June 1, 2016 to August 31, 2016. The distribution will be paid on or about November 25, 2016 to record holders as of November 11, 2016. Distributable income for June 1, 2016 to August 31, 2016 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,251
Total revenues	2,251
Expenses
Post-production expenses	238
Production taxes	109
Cash reserves withheld by Trustee (1)	386
Total expenses	733
Distributable income available to unitholders	$1,518
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0542

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids (“NGL”). The markets for these commodities are volatile and experienced significant pricing declines beginning in the latter half of 2014. Although distributions relating to production through December 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions for production periods beginning January 1, 2016 or later should be expected to be lower than distributions for recent periods. The Trust received net settlement proceeds of approximately $5.9 million during the three-month period ended September 30, 2015. The Trust received net settlement proceeds of approximately $9.6 million and $14.2 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

The Trust recognized impairments in the carrying value of the Investment in Royalty Interests of $40.1 million and $127.0 million during the three-month periods ended September 30, 2016 and 2015, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during 2016. Material write-downs in subsequent periods may occur if commodity prices decline. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of September 30, 2016, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2016 and 2015 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016(1)	2015(2)	2016(3)	2015(4)
Production Data
Oil (MBbls)	23	32	75	115
NGL (MBbls)	30	32	85	100
Natural gas (MMcf)	464	581	1,459	1,879
Combined equivalent volumes (MBoe)	130	161	403	528
Average daily combined equivalent volumes (MBoe/d)	1.4	1.8	1.5	1.9

Well Data
Initial and Trust Development Wells producing - average	133	140	137	148

Revenues (in thousands)
Royalty income	$1,864	$3,320	$6,268	$14,548
Derivative settlements	—	5,888	9,623	14,175
Total revenue	$1,864	$9,208	$15,891	$28,723

Expenses (in thousands)
Post-production expenses	$241	$293	$748	$907
Production taxes	83	101	244	430
Trust administrative expenses	370	187	1,317	1,239
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	16	199	(159)	(80)
Total expenses	$710	$780	$2,150	$2,496
Distributable income available to unitholders	$1,154	$8,428	$13,741	$26,227

Average Prices
Oil (per Bbl)	$36.87	$48.29	$36.04	$61.83
NGL (per Bbl)	$12.51	$15.76	$11.93	$20.51
Combined oil and NGL (per Bbl)	$23.24	$32.15	$23.23	$42.58
Natural gas (per Mcf)	$1.37	$2.16	$1.75	$2.87
Combined equivalent (per Boe)	$14.31	$20.62	$15.54	$27.54

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$36.87	$219.90	$157.17	$180.56
NGL (per Bbl)	$12.51	$15.76	$11.93	$20.51
Combined oil and NGL (per Bbl)	$23.24	$118.61	$79.98	$105.99
Natural gas (per Mcf)	$0.85	$2.23	$1.61	$2.67
Combined equivalent (per Boe)	$12.47	$55.38	$37.55	$52.65

Expenses (per Boe)
Post-production	$1.85	$1.82	$1.86	$1.72
Production taxes	$0.64	$0.63	$0.60	$0.81

(1)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2016 (included in SandRidge’s August 2016 net revenue distribution to the Trust) represent production from March 1, 2016 to May 31, 2016.

(2)         Production volumes and related revenues and expenses for the three-month period ended September 30, 2015 (included in SandRidge’s August 2015 net revenue distribution to the Trust) represent production from March 1, 2015 to May 31, 2015.

(3)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2016 (included in SandRidge’s February 2016, May 2016 and August 2016 net revenue distributions to the Trust) represent production from September 1, 2015 to May 31, 2016.

(4)         Production volumes and related revenues and expenses for the nine-month period ended September 30, 2015 (included in SandRidge’s February 2015, May 2015 and August 2015 net revenue distributions to the Trust) represent production from September 1, 2014 to May 31, 2015.

(5)         Includes impact of derivative settlements attributable to production from March 1, 2015 to May 31, 2015 for the three-month period ended September 30, 2015. Includes impact of derivative settlements attributable to production from September 1, 2015 to December 31, 2015 for the nine-month period ended September 30, 2016 and from September 1, 2014 to May 31, 2015 for the nine-month period ended September 30, 2015.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2016 totaled $1.9 million compared to $3.3 million received during the three-month period ended September 30, 2015. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Approximately $0.7 million of the total decrease in royalty income was attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production, and approximately $0.7 million was attributable to a decrease in prices received. The average number of producing wells decreased by 7 during the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the three-month period ended September 30, 2016 was based upon production attributable to the Royalty Interests of 23 MBbls of oil, 30 MBbls of NGL and 464 MMcf of natural gas, or 130 MBoe of combined production, for the period from March 1, 2016 to May 31, 2016.  Royalty income received during the three-month period ended September 30, 2015 was based upon production attributable to the Royalty Interests of 32 MBbls of oil, 32 MBbls of NGL and 581 MMcf of natural gas, or 161 MBoe of combined production, for the period from March 1, 2015 to May 31, 2015.  The average price received for oil decreased to $36.87 per Bbl during the three-month period ended September 30, 2016 from $48.29 per Bbl during the same period in 2015, while the average price received for NGL decreased to $12.51 per Bbl during the three-month period ended September 30, 2016 from $15.76 per Bbl during the same period in 2015. The average price received for natural gas decreased to $1.37 per Mcf during the three-month period ended September 30, 2016 from $2.16 per Mcf during the same period in 2015.

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

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended September 30, 2016 totaled approximately $0.2 million compared to approximately $0.3 million for the three-month period ended September 30, 2015. Post-production costs decreased as a result of decreased natural gas production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2016 totaled approximately $0.1 million, or $0.64 per Boe, and were approximately 4.4% of royalty income. Production taxes for the three-month period ended September 30, 2015 totaled approximately $0.1 million, or $0.63 per Boe, and were approximately 3.0% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase as more Trust wells reach this expiration point.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended September 30, 2016 totaled approximately $0.4 million compared to approximately $0.2 million for the three-month period ended September 30, 2015. The increase during the 2016 period partially relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the three-month period ended September 30, 2016 was $1.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $16,000 (approximately $386,000 withheld from the August 2016 cash distribution to unitholders partially offset by approximately $370,000 used to pay Trust expenses during the period). Distributable income for the three-month period ended September 30, 2015 was $8.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $199,000 (approximately $386,000 withheld from the August 2015 cash distribution to unitholders partially offset by approximately $187,000 used to pay Trust expenses during the period).

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2016 totaled $6.3 million compared to $14.5 million received during the nine-month period ended September 30, 2015. Approximately $3.9 million of the total decrease in royalty income was attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production, and approximately $4.3 million was attributable to a decrease in prices received. The average number of producing wells decreased by 11 during the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the nine-month period ended September 30, 2016 was based upon production attributable to the Royalty Interests of 75 MBbls of oil, 85 MBbls of NGL and 1,459 MMcf of natural gas, or 403 MBoe of combined production, for the period from September 1, 2015 to May 31, 2016. Royalty income received during the nine-month period ended September 30, 2015 was based upon production attributable to the Royalty Interests of 115 MBbls of oil, 100 MBbls of NGL and 1,879 MMcf of natural gas, or 528 MBoe of combined production, for the period from September 1, 2014 to May 31, 2015.  The average price received for oil decreased to $36.04 per Bbl during the nine-month period ended September 30, 2016 from $61.83 per Bbl during the same period in 2015, while the average price received for NGL decreased to $11.93 per Bbl during the nine-month period ended September 30, 2016 from $20.51 per Bbl during the same period in 2015. The average price received for natural gas decreased to $1.75 per Mcf during the nine-month period ended September 30, 2016 from $2.87 per Mcf during the same period in 2015.

Derivative Settlements. Net cash settlements under the derivatives agreement for the nine-month period ended September 30, 2016 for production from September 1, 2015 to December 31, 2015 were approximately $9.6 million. This effectively increased the average price received for oil by $121.13 per Bbl to $157.17 per Bbl which was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The average price received for natural gas increased by $0.37 per Mcf to $2.12 per Mcf ($1.61 per Mcf including the impact of post-production expenses). Net cash settlements received under the derivatives agreement for the nine-month period ended September 30, 2015 for production from September 1, 2014 to May 31, 2015 were approximately $14.2 million. This effectively increased the average price received for oil by $118.73 per Bbl to $180.56 per Bbl due to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil compared to contract prices. The average price received for natural gas increased by $0.28 per Mcf to $3.15 per Mcf ($2.67 per Mcf including the impact of post-production expenses). Net cash settlements received during both periods were comprised of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Post-Production Expenses. Post-production expenses for the nine-month period ended September 30, 2016 totaled approximately $0.7 million compared to approximately $0.9 million for the nine-month period ended September 30, 2015. Post-production costs decreased as a result of decreased natural gas production.

Production Taxes. Production taxes for the nine-month period ended September 30, 2016 totaled approximately $0.2 million, or $0.60 per Boe, and were approximately 3.9% of royalty income. Production taxes for the nine-month period ended September 30, 2015 totaled approximately $0.4 million, or $0.81 per Boe, and were approximately 3.0% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for the nine-month period ended September 30, 2016 totaled approximately $1.3 million compared to approximately $1.2 million for the nine-month period ended September 30, 2015.

Distributable Income

Distributable income for the nine-month period ended September 30, 2016 was $13.7 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.2 million (approximately $1.3 million used to pay Trust expenses during the period partially offset by approximately $1.1 million withheld from the February 2016, May 2016 and August 2016 cash distributions to unitholders). Distributable income for the nine-month period ended September 30, 2015 was $26.2 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $0.1 million (approximately $1.2 million used to pay Trust expenses during the period partially offset by approximately $1.1 million withheld from the February 2015, May 2015 and August 2015 cash distributions to unitholders).

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at September 30, 2016 or December 31, 2015.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The cases are jointly administered under the caption In re: SandRidge Energy Inc., et al.  The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On September 9, 2016, the Bankruptcy Court approved the Debtors’ Plan of Reorganization, and on October 4, 2016, the Debtors emerged from Chapter 11 bankruptcy.

2016 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2016, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$8.7
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.9
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$1.2

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2016 to August 31, 2016, total sales volumes were slightly lower than the previous period; however, oil, natural gas and NGL prices increased. On October 27, 2016, the Trust declared a cash distribution of $0.0542 per unit covering production for the period. The distribution will be paid on or about November 25, 2016 to record unitholders as of November 11, 2016 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,251
Total revenues	2,251
Expenses
Post-production expenses	238
Production taxes	109
Cash reserves withheld by Trustee(1)	386
Total expenses	733
Distributable income available to unitholders	$1,518
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0542

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

The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil and natural gas derivative contracts for production through December 31, 2015 (which had effects extending into the May 2016 distribution to unitholders) and mitigated a portion of the variability of oil and natural gas prices received for the Trust’s share of production. The Trust received net settlement proceeds of approximately $9.6 million and $14.2 million related to the derivatives agreement during the nine-month periods ended September 30, 2016 and 2015, respectively. The Trust no longer has the benefit of the derivative contracts, and therefore the amount of future cash distributions will be subject to unmitigated changes in oil and natural gas prices. The Trust does not have the ability to enter into additional derivative contracts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. On May 20, 2016, the Court entered an Administrative Closing Order terminating the action, without prejudice to the rights of the parties to reopen the proceeding for good cause shown, within thirty days after the termination of SandRidge’s bankruptcy proceedings. On October 27, 2016, the Court entered an order reopening this proceeding and allowing the plaintiffs to pursue their claims against the non-debtor defendants, and against SandRidge as a nominal defendant only.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2015 Form 10-K. No material change to such risk factors has occurred during the three-month period ended September 30, 2016.

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

Date: November 7, 2016

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