Form 10-Q
period 2017-03-31
SandRidge Mississippian Trust I
filed 2017-05-10
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 3, 2017, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended March 31, 2017

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion  and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,956	$2,054

Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(279,230)	(278,439)
Net investment in royalty interests	29,734	30,525
Total assets	$31,690	$32,579
TRUST CORPUS

Trust corpus, 28,000,000 common units issued and outstanding at March 31, 2017 and December 31, 2016	$31,690	$32,579

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenues
Royalty income	$2,267	$2,505
Derivative settlements, net	—	6,937

Total revenues	2,267	9,442
Expenses
Post-production expenses	230	259
Production taxes	126	87
Trust administrative expenses	486	639
Cash reserves used for current Trust expenses, net of amounts withheld	(100)	(252)
Total expenses	742	733

Distributable income available to unitholders	1,525	8,709

Distributable income per common unit	$0.0545	$0.3110

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Trust corpus, beginning of period	$32,579	$79,829
Amortization of investment in royalty interests	(791)	(1,609)
Net cash reserves used	(100)	(252)
Distributable income	1,525	8,709
Distributions paid or payable to unitholders	(1,523)	(8,708)
Trust corpus, end of period	$31,690	$77,969

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At March 31, 2017, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There were no impairments in the carrying value of the Investment in Royalty Interests during the three-month periods ended March 31, 2017 and 2016. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Common Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2016 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2016 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2016 Form 10-K.

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2017. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2017 and the year ended December 31, 2016 is as follows:

				Total	Distribution
	Covered			Distribution	Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common
(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$1.5	$0.0544

				Total	Distribution
	Covered			Distribution	Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$8.7	$0.3110
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.9	$0.1384
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$1.2	$0.0412
Fourth Quarter	June 1, 2016— August 31, 2016	October 27, 2015	November 25, 2016	$1.5	$0.0542

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of approximately $150,000 to the Trustee, which increased by 2.1% as of January 2, 2017 and can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during each of the three-month periods ended March 31, 2017 and 2016 totaled approximately $38,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the three-month period ended March 31, 2017, the Trust paid administrative fees to SandRidge equal to $50,000. There were no amounts paid to SandRidge during the three-month period ended March 31, 2016, as the related quarterly administrative fee was paid during a prior period.

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

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at March 31, 2017 or December 31, 2016.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the caption In re: SandRidge Energy Inc., et al. On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order. The ultimate outcome of the appeal cannot be predicted with certainty. An adverse outcome could negatively affect the Trustor’s business, operations, or finances, which could have an adverse effect of the Trustor’s ability to perform services to the Trust, and consequently an adverse effect on the Trust.

Legal Proceedings. On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. As a result of its reorganization in bankruptcy in 2016, SandRidge is a nominal defendant only.

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and, if the Trustee deems it appropriate, begin reserving funds for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation. The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

6. Subsequent Events

Distribution to Unitholders. On April 27, 2017, the Trust declared a cash distribution of $0.0697 per unit covering production for the three-month period from December 1, 2016 to February 28, 2017. The distribution will be paid on or about May 26, 2017 to record holders as of May 12, 2017. Distributable income for December 1, 2016 to February 28, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,712
Total revenues	2,712
Expenses
Post-production expenses	232
Production taxes	143
Cash reserves withheld by Trustee (1)	386
Total expenses	761
Distributable income available to unitholders	$1,951
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0697

(1) Includes amounts withheld for payment of future Trust administrative expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Mississippian Trust I (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2016 Form 10-K.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivatives agreement (described in Note 4 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and, prior to its termination, the derivatives agreement. The Trust is treated as a partnership for federal income tax purposes.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and have experienced significant pricing declines since the latter half of 2014. Although distributions relating to production through December 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions should be expected to be lower than distributions for production periods that ended prior to January 1, 2016. The Trust received net settlement proceeds of approximately $6.9 million during the three-month period ended March 31, 2016.

Properties. As of March 31, 2017, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

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

Litigation. As described in more detail in Item 1 of Part II, Legal Proceedings, claims were brought against the Trust, SandRidge and others in a putative class action during 2015. Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. Further, any costs incurred by the Trust in connection with any settlement of or judgment in the litigation could increase the Trust’s administrative expenses significantly.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2017 and 2016 is presented below.

	Three Months Ended
	March 31,
	2017 (1)	2016 (2)
Production Data
Oil (MBbls)	17	26
NGL (MBbls)	29	28
Natural gas (MMcf)	450	516
Combined equivalent volumes (MBoe)	121	140
Average daily combined equivalent volumes (MBoe/d)	1.3	1.5
Well Data
Producing wells - average	122	138
Revenues (in thousands)
Royalty income	$2,267	$2,505
Derivative settlements	—	6,937
Total revenue	$2,267	$9,442
Expenses (in thousands)
Post-production expenses	$230	$259
Production taxes	126	87
Trust administrative expenses	486	639
Cash reserves used for current Trust expenses, net of amounts withheld	(100)	(252)
Total expenses	$742	$733
Distributable income available to unitholders	$1,525	$8,709
Average Prices
Oil (per Bbl)	$44.54	$42.36
NGL (per Bbl)	$15.46	$13.25
Combined oil and NGL (per Bbl)	$26.36	$27.28
Natural gas (per Mcf)	$2.34	$2.00
Combined equivalent (per Boe)	$18.72	$17.90
Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(3)	$44.54	$294.39
NGL (per Bbl)	$15.46	$13.25
Combined oil and NGL (per Bbl)	$26.36	$148.72
Natural gas (per Mcf)	$1.83	$2.26
Combined equivalent (per Boe)	$16.82	$65.64
Expenses (per Boe)
Post-production	$1.90	$1.85
Production taxes	$1.04	$0.63

(1)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2017 (included in SandRidge’s February 2017 net revenue distribution to the Trust) represent production from September 1, 2016 to November 30, 2016.

(2)         Production volumes and related revenues and expenses for the three-month period ended March 31, 2016 (included in SandRidge’s February 2016 net revenue distribution to the Trust) represent production from September 1, 2015 to November 30, 2015.

(3)         Includes impact of derivative settlements attributable to production from September 1, 2015 to November 30, 2015 for the three-month period ended March 31, 2016.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

Royalty Income. Royalty income received during the three-month period ended March 31, 2017 totaled $2.3 million compared to $2.5 million received during the three-month period ended March 31, 2016. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The approximate $0.2 million reduction in royalty income consisted of a decrease of approximately $0.5 million attributable to the decrease in total volumes produced, caused by a reduction in the average number of producing wells and natural declines in production, partially offset by an increase in prices received of approximately $0.3 million. The average number of producing wells in the three-month period ended March 31, 2017 decreased by 16 from the three-month period ended March 31, 2016 because wells that could not economically produce due to continued depressed pricing were shut-in. Royalty income received during the three-month period ended March 31, 2017 was based upon production attributable to the Royalty Interests of 17 MBbls of oil, 29 MBbls of NGL and 450 MMcf of natural gas, or 121 MBoe of combined production, for the period from September 1, 2016 to November 30, 2016. Royalty income received during the three-month period ended March 31, 2016 was based upon production attributable to the Royalty Interests of 26 MBbls of oil, 28 MBbls of NGL and 516 MMcf of natural gas, or 140 MBoe of combined production, for the period from September 1, 2015 to November 30, 2015. The average price received for oil increased to $44.54 per Bbl during the three-month period ended March 31, 2017 from $42.36 per Bbl during the same period in 2016, while the average price received for NGL increased to $15.46 per Bbl during the three-month period ended March 31, 2017 from $13.25 per Bbl during the same period in 2016. The average price received for natural gas increased to $2.34 per Mcf during the three-month period ended March 31, 2017 from $2.00 per Mcf during the same period in 2016.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge was intended to reduce the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements received under the derivatives agreement for the three-month period ended March 31, 2016 for production from September 1, 2015 to November 30, 2015 were approximately $6.9 million. This effectively increased the average price received for oil by $252.03 per Bbl, to $294.39 per Bbl, for the 2016 period due to the ratio of the oil volumes hedged to oil volumes produced and the substantial declines in the market prices of oil compared to contract prices. The average price received for natural gas was effectively increased by $0.76 per Mcf to $2.76 per Mcf ($2.26 per Mcf including the impact of post-production expenses) during the 2016 period. Derivative settlements received during the three-month period ended March 31, 2016 related to December 2015 production were included in the Trust’s May 2016 quarterly distribution. The derivatives agreement has terminated, and the Trust will not receive any additional settlements.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market natural gas produced. Post-production expenses for the three-month period ended March 31, 2017 totaled approximately $0.2 million compared to approximately $0.3 million for the three-month period ended March 31, 2016. Post-production costs decreased as a result of decreased natural gas production.

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2017 totaled approximately $0.1 million, or $1.04 per Boe, and were approximately 5.5% of royalty income. Production taxes for the three-month period ended March 31, 2016 totaled approximately $0.1 million, or $0.63 per Boe, and were approximately 3.5% of royalty income. Production tax rates increased in the 2017 period due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase, up to a maximum rate of 7%, as more Trust wells reach this expiration point.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended March 31, 2017 totaled approximately $0.5 million compared to approximately $0.6 million for the three-month period ended March 31, 2016.

Distributable Income

Distributable income for the three-month period ended March 31, 2017 was $1.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $100,000 (approximately $486,000 used to pay Trust expenses during the period partially offset by approximately $386,000 withheld from the February 2017 cash distribution to unitholders).

Distributable income for the three-month period ended March 31, 2016 was $8.7 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $252,000 (approximately $639,000 used to pay Trust expenses during the period partially offset by approximately $387,000 withheld from the February 2016 cash distribution to unitholders).

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The Trust does not have any capital requirements related to drilling wells or any other operating or capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at March 31, 2017 or December 31, 2016.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions  for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the caption In re: SandRidge Energy Inc., et al.  On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order. The ultimate outcome of the appeal cannot be predicted with certainty. An adverse outcome could negatively affect the Trustor’s business, operations, or finances, which could have an adverse effect on the Trustor’s ability to perform services to the Trust, and consequently an adverse effect on the Trust.

2017 Trust Distributions to Unitholders. On January 26, 2017, the Trust declared a cash distribution of $0.0544 per unit covering production for the three-month period from September 1, 2016 to November 30, 2016 for record unitholders as of February 10, 2017. The distribution, totaling $1.5 million, was made on February 26, 2017.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2016 to February 28, 2017, combined sales volumes were slightly lower than the previous period; however, oil, natural gas and NGL prices increased. On April 27, 2017, the Trust declared a cash distribution of $0.0697 per unit covering production for the period. The distribution will be paid on or about May 26, 2017 to record unitholders as of May 12, 2017 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,712
Total revenues	2,712
Expenses
Post-production expenses	232
Production taxes	143
Cash reserves withheld by Trustee(1)	386
Total expenses	761
Distributable income available to unitholders	$1,951
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0697

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

The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil and natural gas derivative contracts for production through December 31, 2015 (which had effects extending into the May 2016 distribution to unitholders) and mitigated a portion of the variability of oil and natural gas prices received for the Trust’s share of production. The Trust received net settlement proceeds of approximately $6.9 million related to the derivatives agreement during the three-month period ended March 31, 2016. The Trust no longer has the benefit of the derivative contracts, and therefore cash distributions are subject to unmitigated changes in oil and natural gas prices. The Trust does not have the ability to enter into additional derivative contracts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1. Legal Proceedings

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. As a result of its reorganization in bankruptcy in 2016, SandRidge is a nominal defendant only.

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and, if the Trustee deems it appropriate, begin reserving funds for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2016 Form 10-K. No material change to such risk factors has occurred during the three-month period ended March 31, 2017.

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

Date: May 10, 2017

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