Form 10-Q
period 2017-06-30
SandRidge Mississippian Trust I
filed 2017-08-08
CIK 1509228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I

FORM 10-Q

Quarter Ended June 30, 2017

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF ASSETS AND TRUST CORPUS

(In thousands, except unit data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,042	$2,054

Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(280,068)	(278,439)
Net investment in royalty interests	28,896	30,525
Total assets	$30,938	$32,579
TRUST CORPUS

Trust corpus, 28,000,000 common units issued and outstanding at June 30, 2017 and December 31, 2016	$30,938	$32,579

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF DISTRIBUTABLE INCOME

(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues
Royalty income	$2,716	$1,899	$4,983	$4,404
Derivative settlements, net	—	2,686	—	9,623

Total revenues	2,716	4,585	4,983	14,027
Expenses
Post-production expenses	232	249	462	508
Production taxes	143	73	269	161
Trust administrative expenses	303	308	789	947
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	83	78	(16)	(175)
Total expenses	761	708	1,504	1,441

Distributable income available to unitholders	1,955	3,877	3,479	12,586

Distributable income per common unit	$0.0698	$0.1384	$0.1243	$0.4494

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I

STATEMENTS OF CHANGES IN TRUST CORPUS

(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Trust corpus, beginning of period	$32,579	$79,829
Amortization of investment in royalty interests	(1,629)	(3,386)
Net cash reserves used	(16)	(175)
Distributable income	3,479	12,586
Distributions paid to unitholders	(3,475)	(12,583)
Trust corpus, end of period	$30,938	$76,271

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At June 30, 2017, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

The Trust will dissolve and begin to liquidate on December 31, 2030 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

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

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There were no impairments in the carrying value of the Investment in Royalty Interests during the six-month periods ended June 30, 2017 and 2016. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in August 2017. A summary of the Trust’s distributions to unitholders during the six-month period ended June 30, 2017 and the year ended December 31, 2016 is as follows:

				Total	Distribution
	Covered			Distribution	Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$1.5	$0.0544
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$2.0	$0.0697

				Total	Distribution
	Covered			Distribution	Per Unit
	Production Period	Date Declared	Date Paid	Paid	Common
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$8.7	$0.3110
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.9	$0.1384
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$1.2	$0.0412
Fourth Quarter	June 1, 2016— August 31, 2016	October 27, 2016	November 25, 2016	$1.5	$0.0542

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of approximately $150,000 to the Trustee, which increased by 2.1% as of January 2, 2017 to $153,150 annually and can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month periods ended June 30, 2017 and 2016 each totaled approximately $38,000. The Trustee’s administrative fees paid during each of the six-month periods ended June 30, 2017 and 2016 totaled approximately $75,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended June 30, 2017 and 2016, the Trust paid administrative fees to SandRidge equal to $50,000. Administrative fees paid to SandRidge for the six-month periods ended June 30, 2017 and 2016 totaled $100,000 and $50,000, respectively.

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

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. There was no such loan outstanding with SandRidge at June 30, 2017 or December 31, 2016.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative arrangements served to mitigate a portion of the effect of this price volatility associated with production through December 31, 2015. Low levels of future production, continued low commodity prices and the absence of any derivative arrangements would continue to reduce the Trust’s revenues and distributable income available to unitholders.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”)

SANDRIDGE MISSISSIPPIAN TRUST I

NOTES TO FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the caption In re: SandRidge Energy Inc., et al. On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order. On February 22, 2017, the district court before which the appeal was pending entered an order approving a stipulation to voluntarily dismiss the appeal with prejudice.

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

6. Subsequent Events

Distribution to Unitholders. On July 27, 2017, the Trust declared a cash distribution of $0.0482 per unit covering production for the three-month period from March 1, 2017 to May 31, 2017. The distribution will be paid on or about August 25, 2017 to record holders as of August 11, 2017. Distributable income for March 1, 2017 to May 31, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,071
Total revenues	2,071
Expenses
Post-production expenses	206
Production taxes	130
Cash reserves withheld by Trustee (1)	387
Total expenses	723
Distributable income available to unitholders	$1,348
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0482

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and have experienced significant pricing declines since the latter half of 2014. Although distributions relating to production through December 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions should be expected to be lower than distributions for production periods that ended prior to January 1, 2016. The Trust received net settlement proceeds of approximately $2.7 million and approximately $9.6 million during the three- and six-month periods ended June 30, 2016, respectively.

Properties. As of June 30, 2017, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2017 and 2016 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017(1)	2016(2)	2017(3)	2016(4)
Production Data
Oil (MBbls)	19	26	36	52
NGL (MBbls)	24	28	53	55
Natural gas (MMcf)	399	479	849	995
Combined equivalent volumes (MBoe)	109	133	230	273
Average daily combined equivalent volumes (MBoe/d)	1.2	1.5	1.3	1.5

Well Data
Initial and Trust Development Wells producing - average	116	140	119	139

Revenues (in thousands)
Royalty income	$2,716	$1,899	$4,983	$4,404
Derivative settlements	—	2,686	—	9,623
Total revenue	$2,716	$4,585	$4,983	$14,027

Expenses (in thousands)
Post-production expenses	$232	$249	$462	$508
Production taxes	143	73	269	161
Trust administrative expenses	303	308	789	947
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	83	78	(16)	(175)
Total expenses	$761	$708	$1,504	$1,441
Distributable income available to unitholders	$1,955	$3,877	$3,479	$12,586

Average Prices
Oil (per Bbl)	$55.74	$28.90	$50.37	$35.67
NGL (per Bbl)	$19.91	$9.96	$17.50	$11.62
Combined oil and NGL (per Bbl)	$35.51	$19.11	$30.78	$23.22
Natural gas (per Mcf)	$2.97	$1.84	$2.64	$1.92
Combined equivalent (per Boe)	$24.78	$14.26	$21.60	$16.13

Average Prices — including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$55.74	$127.39	$50.37	$211.34
NGL (per Bbl)	$19.91	$9.96	$17.50	$11.62
Combined oil and NGL (per Bbl)	$35.51	$66.70	$30.78	$107.99
Natural gas (per Mcf)	$2.39	$1.64	$2.09	$1.96
Combined equivalent (per Boe)	$22.67	$32.57	$19.60	$49.52

Expenses (per Boe)
Post-production	$2.12	$1.87	$2.00	$1.86
Production taxes	$1.31	$0.55	$1.17	$0.59

(1)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2017 (included in SandRidge’s May 2017 net revenue distribution to the Trust) represent production from December 1, 2016 to February 28, 2017.

(2)         Production volumes and related revenues and expenses for the three-month period ended June 30, 2016 (included in SandRidge’s May 2016 net revenue distribution to the Trust) represent production from December 1, 2015 to February 29, 2016.

(3)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2017 (included in SandRidge’s February 2017 and May 2017 net revenue distributions to the Trust) represent production from September 1, 2016 to February 28, 2017.

(4)         Production volumes and related revenues and expenses for the six-month period ended June 30, 2016 (included in SandRidge’s February 2016 and May 2016 net revenue distributions to the Trust) represent production from September 1, 2015 to February 29, 2016.

(5)         Includes impact of derivative settlements attributable to production from December 1, 2015 to December 31, 2015 for the three-month period ended June 30, 2016 and from September 1, 2015 to December 31, 2015 for the six-month period ended June 30, 2016.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

Royalty Income. Royalty income received during the three-month period ended June 30, 2017 totaled $2.7 million compared to $1.9 million received during the three-month period ended June 30, 2016. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The approximate $0.8 million increase in royalty income consisted of approximately $1.2 million attributable to the increase in prices received, partially offset by approximately $0.4 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended June 30, 2017 decreased by 24 from the three-month period ended June 30, 2016 because wells that could not economically produce due to continued depressed pricing and declining production were shut-in.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge reduced the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements received under the derivatives agreement for the three-month period ended June 30, 2016 for production from December 1, 2015 to December 31, 2015 were approximately $2.7 million. This effectively increased the average price received for oil by $98.49 per Bbl, to $127.39 per Bbl, for the 2016 period due to the ratio of the oil volumes hedged to oil volumes produced and the substantial declines in the market prices of oil compared to contract prices. The average price received for natural gas was effectively increased by $0.32 per Mcf to $2.16 per Mcf ($1.64 per Mcf including the impact of post-production expenses) during the 2016 period. Derivative settlements received during the three-month period ended June 30, 2016 relating to December 2015 production were included in the Trust’s May 2016 quarterly distribution, the last distribution to reflect a derivatives settlement following the derivatives agreement termination in 2015.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2017 totaled approximately $0.1 million, or $1.31 per Boe, and were approximately 5.3% of royalty income. Production taxes for the three-month period ended June 30, 2016 totaled approximately $0.1 million, or $0.55 per Boe, and were approximately 3.8% of royalty income. Production tax rates increased in the 2017 period due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase, up to a maximum rate of 7%, as more Trust wells reach this expiration point.

Distributable Income

Distributable income for the three-month period ended June 30, 2017 was $2.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $83,000, reflecting approximately $386,000 withheld from the May 2017 cash distribution to unitholders partially offset by approximately $303,000 used to pay Trust expenses during the period. Distributable income for the three-month period ended June 30, 2016 was $3.9 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $78,000, reflecting approximately $386,000 withheld from the May 2016 cash distribution to unitholders partially offset by approximately $308,000 used to pay Trust expenses during the period.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2017 totaled $5.0 million compared to $4.4 million received during the six-month period ended June 30, 2016. The approximate $0.6 million increase in royalty income consisted of approximately $1.5 million attributable to the increase in prices received, partially offset by approximately $0.9 million attributable to a decrease in total volumes produced. The average number of producing wells decreased by 20 during the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016 because wells that could not economically produce due to continued depressed pricing and declining production were shut-in.

Derivative Settlements. Net cash settlements under the derivatives agreement for the six-month period ended June 30, 2016 for production from September 1, 2015 to December 31, 2015 were approximately $9.6 million. This effectively increased the average price received for oil by $175.67 per Bbl to $211.34 per Bbl, which was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The average price received for natural gas increased by $0.55 per Mcf to $2.47 per Mcf ($1.96 per Mcf including the impact of post-production expenses). Net cash settlements received during the 2016 period consisted of gains on oil fixed price swaps and natural gas collars due to lower average commodity prices at the time of settlement compared to contract prices.

Expenses

Production Taxes. Production taxes for the six-month period ended June 30, 2017 totaled approximately $0.3 million, or $1.17 per Boe, and were approximately 5.4% of royalty income. Production taxes for the six-month period ended June 30, 2016 totaled approximately $0.2 million, or $0.59 per Boe, and were approximately 3.6% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate.

Distributable Income

Distributable income for the six-month period ended June 30, 2017 was $3.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $16,000, reflecting approximately $789,000 used to pay Trust expenses during the period partially offset by approximately $773,000 withheld in aggregate from the February 2017 and May 2017 cash distributions to unitholders. Distributable income for the six-month period ended June 30, 2016 was $12.6 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $175,000, reflecting approximately $947,000 used to pay Trust expenses during the period partially offset by approximately $772,000 withheld in aggregate from the February 2016 and May 2016 cash distributions to unitholders.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at June 30, 2017 or December 31, 2016.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. On May 16, 2016, the Trustor and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions  for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the caption In re: SandRidge Energy Inc., et al.  On September 20, 2016, the Bankruptcy Court entered an amended order confirming the Amended Joint Chapter 11 Plan of Reorganization dated September 19, 2016 (the “Plan”), as modified by the Confirmation Order (the “Amended Confirmation Order”), and on October 4, 2016, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On September 23, 2016, an informal group of former SandRidge shareholders appealed the Amended Confirmation Order. On February 22, 2017, the district court before which the appeal was pending entered an order approving a stipulation to voluntarily dismiss the appeal with prejudice.

2017 Trust Distributions to Unitholders. During the six-month period ended June 30, 2017, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$1.5
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$2.0

Future Trust Distributions to Unitholders. During the three-month production period from March 1, 2017 to May 31, 2017, combined sales volumes were slightly lower than the previous period and oil, natural gas and NGL prices decreased. On July 27, 2017, the Trust declared a cash distribution of $0.0482 per unit covering production for the period. The distribution will be paid on or about August 25, 2017 to record unitholders as of August 11, 2017 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$2,071
Total revenues	2,071
Expenses
Post-production expenses	206
Production taxes	130
Cash reserves withheld by Trustee(1)	387
Total expenses	723
Distributable income available to unitholders	$1,348
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0482

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

The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil and natural gas derivative contracts for production through December 31, 2015 (which had effects extending into the May 2016 distribution to unitholders) and mitigated a portion of the variability of oil and natural gas prices received for the Trust’s share of production. The Trust received net settlement proceeds of approximately $9.6 million related to the derivatives agreement during the six-month period ended June 30, 2016. The Trust no longer has the benefit of the derivative contracts, and therefore cash distributions are subject to unmitigated changes in oil and natural gas prices. The Trust does not have the ability to enter into additional derivative contracts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2016 Form 10-K. No material change to such risk factors has occurred during the three-month period ended June 30, 2017.

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

Date: August 8, 2017

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