Form 10-Q
period 2017-09-30
SandRidge Mississippian Trust I
filed 2017-11-07
CIK 1509228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35122

__________________________

SANDRIDGE MISSISSIPPIAN TRUST I
(Exact name of registrant as specified in its charter)
__________________________

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
__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2017, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I
FORM 10-Q
Quarter Ended September 30, 2017

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
(In thousands, except unit data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$2,239	$2,054
Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(280,847)	(278,439)
Net investment in royalty interests	28,117	30,525
Total assets	$30,356	$32,579
TRUST CORPUS
Trust corpus, 28,000,000 common units issued and outstanding at September 30, 2017 and December 31, 2016	$30,356	$32,579

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Royalty income	$2,075	$1,864	$7,058	$6,268
Derivative settlements, net	—	—	—	9,623
Total revenues	2,075	1,864	7,058	15,891
Expenses
Post-production expenses	206	241	667	748
Production taxes	130	83	399	244
Trust administrative expenses	192	370	981	1,317
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	194	16	178	(159)
Total expenses	722	710	2,225	2,150
Distributable income available to unitholders	$1,353	$1,154	$4,833	$13,741
Distributable income per common unit	$0.0483	$0.0412	$0.1726	$0.4906

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Trust corpus, beginning of period	$32,579	$79,829
Amortization of investment in royalty interests	(2,410)	(6,233)
Impairment of investment in royalty interests	—	(40,083)
Net cash reserves withheld (used)	178	(159)
Distributable income	4,833	13,741
Distributions paid to unitholders	(4,824)	(13,737)
Trust corpus, end of period	$30,356	$33,358

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in April 2013, to certain wholly owned subsidiaries of SandRidge. At September 30, 2017, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The Trust is treated for federal and applicable state income tax purposes as a partnership. For U.S. federal income tax purposes, a partnership is not a taxable entity and incurs no U.S. federal income tax liability. With respect to state taxation, a partnership is typically treated in the same manner as it is for U.S. federal income tax purposes.

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There was no impairment in the carrying value of the investment in royalty interests during the three- or nine-month periods ended September 30, 2017. The Trust recorded an impairment in the carrying value of the investment in royalty interests of $40.1 million during the three- and nine-month periods ended September 30, 2016. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2017. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2017 and the year ended December 31, 2016 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$1.5	$0.0544
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$2.0	$0.0697
Third Quarter	March 1, 2017 — May 31, 2017	July 27, 2017	August 25, 2017	$1.3	$0.0482

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2016
First Quarter	September 1, 2015 — November 30, 2015	January 28, 2016	February 26, 2016	$8.7	$0.3110
Second Quarter	December 1, 2015 — February 29, 2016	April 28, 2016	May 27, 2016	$3.9	$0.1384
Third Quarter	March 1, 2016 — May 31, 2016	July 28, 2016	August 26, 2016	$1.2	$0.0412
Fourth Quarter	June 1, 2016— August 31, 2016	October 27, 2016	November 25, 2016	$1.5	$0.0542

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee of approximately $150,000 to the Trustee, which increased by 2.1% as of January 2, 2017 to $153,150 annually and can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during each of the three-month periods ended September 30, 2017 and 2016 totaled approximately $38,000. The Trustee’s administrative fees paid during each of the nine-month periods ended September 30, 2017 and 2016 totaled approximately $113,000.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended September 30, 2017 and 2016, the Trust paid administrative fees to SandRidge equal to $50,000. Administrative fees paid to SandRidge for the nine-month periods ended September 30, 2017 and 2016 totaled $150,000 and $100,000, respectively.

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

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at September 30, 2017 or December 31, 2016.

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

On August 30, 2017, the Court entered an order dismissing the plaintiffs’ claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. As a result of the Court’s order, the only claims remaining in the litigation are the plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, and Rule 10b-5 promulgated thereunder (the “Exchange Act Claims”). In addition, because of the Court’s order, the only remaining defendants in the litigation are SandRidge Mississippian Trust I, James D. Bennett, Matthew K. Grubb, Tom L. Ward, and SandRidge as a nominal defendant only.

On September 11, 2017, the Court entered a subsequent order regarding the remaining defendants’ motions to dismiss the Exchange Act Claims, finding that the plaintiffs may pursue their Exchange Act Claims against the respective remaining defendants.

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

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6. Subsequent Events

Distribution to Unitholders. On October 26, 2017, the Trust declared a cash distribution of $0.0449 per unit covering production for the three-month period from June 1, 2017 to August 31, 2017. The distribution will be paid on or about November 24, 2017 to record holders as of November 10, 2017. Distributable income for June 1, 2017 to August 31, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,924
Total revenues	1,924
Expenses
Post-production expenses	237
Production taxes	119
Cash reserves withheld by Trustee (1)	311
Total expenses	667
Distributable income available to unitholders	$1,257
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0449

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

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and have experienced significant pricing declines since the latter half of 2014. Although distributions relating to production through December 31, 2015 were partially supported by hedging arrangements, no such arrangements are in place for production attributable to periods thereafter, and consequently distributions should be expected to be lower than distributions for production periods that ended prior to January 1, 2016. The Trust received net settlement proceeds of approximately $9.6 million during the nine-month period ended September 30, 2016.

During the nine-month period ended September 30, 2016, the Trust recognized a $40.1 million impairment in the carrying value of the Investment in Royalty Interests. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There were no impairments in the carrying value of the Investment in Royalty Interests during 2017. Material write-downs in subsequent periods may occur if commodity prices decline. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of September 30, 2017, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2017 and 2016 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017(1)	2016(2)	2017(3)	2016(4)
Production Data
Oil (MBbls)	15	23	51	75
NGL (MBbls)	26	30	79	85
Natural gas (MMcf)	389	464	1,238	1,459
Combined equivalent volumes (MBoe)	106	130	336	403
Average daily combined equivalent volumes (MBoe/d)	1.2	1.4	1.2	1.5
Well Data
Initial and Trust Development Wells producing - average	115	133	118	137
Revenues (in thousands)
Royalty income	$2,075	$1,864	$7,058	$6,268
Derivative settlements	—	—	—	9,623
Total revenue	2,075	1,864	7,058	15,891
Expenses (in thousands)
Post-production expenses	206	241	667	748
Production taxes	130	83	399	244
Trust administrative expenses	192	370	981	1,317
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	194	16	178	(159)
Total expenses	722	710	2,225	2,150
Distributable income available to unitholders	$1,353	$1,154	$4,833	$13,741
Average Prices
Oil (per Bbl)	$47.61	$36.87	$49.55	$36.04
NGL (per Bbl)	$16.85	$12.51	$17.29	$11.93
Combined oil and NGL (per Bbl)	$28.32	$23.24	$30.00	$23.23
Natural gas (per Mcf)	$2.33	$1.37	$2.54	$1.75
Combined equivalent (per Boe)	$19.55	$14.31	$20.95	$15.54
Average Prices – including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$47.61	$36.87	$49.55	$157.17
NGL (per Bbl)	$16.85	$12.51	$17.29	$11.93
Combined oil and NGL (per Bbl)	$28.32	$23.24	$30.00	$79.98
Natural gas (per Mcf)	$1.80	$0.85	$2.00	$1.61
Combined equivalent (per Boe)	$17.61	$12.47	$18.97	$37.55
Expenses (per Boe)
Post-production	$1.94	$1.85	$1.98	$1.86
Production taxes	$1.23	$0.64	$1.19	$0.60

(1)
Production volumes and related revenues and expenses for the three-month period ended September 30, 2017 (included in SandRidge’s August 2017 net revenue distribution to the Trust) represent production from March 1, 2017 to May 31, 2017.

(2)
Production volumes and related revenues and expenses for the three-month period ended September 30, 2016 (included in SandRidge’s August 2016 net revenue distribution to the Trust) represent production from March 1, 2016 to May 31, 2016.

(3)
Production volumes and related revenues and expenses for the nine-month period ended September 30, 2017 (included in SandRidge’s February 2017, May 2017 and August 2017 net revenue distributions to the Trust) represent production from September 1, 2016 to May 31, 2017.

(4)
Production volumes and related revenues and expenses for the nine-month period ended September 30, 2016 (included in SandRidge’s February 2016, May 2016 and August 2016 net revenue distributions to the Trust) represent production from September 1, 2015 to May 31, 2016.

(5)	Includes impact of derivative settlements attributable to production from September 1, 2015 to December 31, 2015 for the nine-month period ended September 30, 2016.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues

Royalty Income. Royalty income received during the three-month period ended September 30, 2017 totaled $2.1 million compared to $1.9 million received during the three-month period ended September 30, 2016. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. The approximate $0.2 million increase in royalty income consisted of approximately $0.6 million attributable to the increase in prices received, partially offset by approximately $0.4 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended September 30, 2017 decreased by 18 from the three-month period ended September 30, 2016 because wells that could not economically produce due to continued depressed pricing and declining production were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2017 totaled approximately $0.1 million, or $1.23 per Boe, and were approximately 6.3% of royalty income. Production taxes for the three-month period ended September 30, 2016 totaled approximately $0.1 million, or $0.64 per Boe, and were approximately 4.4% of royalty income. Production tax rates increased in the 2017 period due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase, up to a maximum rate of 7%, as more Trust wells reach this expiration point.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the three-month period ended September 30, 2017 totaled approximately $0.2 million compared to approximately $0.4 million for the three-month period ended September 30, 2016.

Distributable Income

Distributable income for the three-month period ended September 30, 2017 was $1.4 million, which included a net addition of approximately $194,000 to the cash reserve for payment of future Trust expenses, reflecting approximately $386,000 withheld from the August 2017 cash distribution to unitholders partially offset by approximately $192,000 used to pay Trust expenses during the period. Distributable income for the three-month period ended September 30, 2016 was $1.2 million, which included a net addition of approximately $16,000 to the cash reserve for payment of future Trust expenses, reflecting approximately $386,000 withheld from the August 2016 cash distribution to unitholders partially offset by approximately $370,000 used to pay Trust expenses during the period.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2017 totaled $7.1 million compared to $6.3 million received during the nine-month period ended September 30, 2016. The approximate $0.8 million increase in royalty income consisted of approximately $2.1 million attributable to the increase in prices received, partially offset by approximately $1.3 million attributable to a decrease in total volumes produced. The average number of producing wells decreased by 19 during the nine-

month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016 because wells that could not economically produce due to continued depressed pricing and declining production were shut-in.

Derivative Settlements. Net cash settlements under the derivatives agreement for the nine-month period ended September 30, 2016 for production from September 1, 2015 to December 31, 2015 were approximately $9.6 million. This effectively increased the average price received for oil by $121.13 per Bbl to $157.17 per Bbl, which was attributable primarily to the ratio of the oil volumes hedged to the oil volumes produced and the substantial declines in the market prices of oil. The average price received for natural gas increased by $0.37 per Mcf to $2.12 per Mcf ($1.61 per Mcf including the impact of post-production expenses).

Expenses

Production Taxes. Production taxes for the nine-month period ended September 30, 2017 totaled approximately $0.4 million, or $1.19 per Boe, and were approximately 5.7% of royalty income. Production taxes for the nine-month period ended September 30, 2016 totaled approximately $0.2 million, or $0.60 per Boe, and were approximately 3.9% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses for the nine-month period ended September 30, 2017 remained relatively consistent and totaled approximately $1.0 million compared to approximately $1.3 million for the nine-month period ended September 30, 2016.

Distributable Income

Distributable income for the nine-month period ended September 30, 2017 was $4.8 million, which included a net addition of approximately $0.2 million to the cash reserve for payment of future Trust expenses, reflecting approximately $1.2 million withheld in aggregate from the February 2017, May 2017 and August 2017 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period. Distributable income for the nine-month period ended September 30, 2016 was $13.7 million, which included a net reduction of approximately $0.2 million to the cash reserve for payment of future Trust expenses, reflecting approximately $1.3 million used to pay Trust expenses during the period partially offset by approximately $1.1 million withheld from the February 2016, May 2016 and August 2016 cash distributions to unitholders.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at September 30, 2017 or December 31, 2016.

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

2017 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2017, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$1.5
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$2.0
Third Quarter	March 1, 2017 — May 31, 2017	July 27, 2017	August 25, 2017	$1.3

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2017 to August 31, 2017, combined sales volumes were slightly lower than the previous period and oil prices decreased. On October 26, 2017, the Trust declared a cash distribution of $0.0449 per unit covering production for the period. The distribution will be paid on or about November 24, 2017 to record unitholders as of November 10, 2017 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,924
Total revenues	1,924
Expenses
Post-production expenses	237
Production taxes	119
Cash reserves withheld by Trustee(1)	311
Total expenses	667
Distributable income available to unitholders	$1,257
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0449

(1)	Includes amounts withheld for payment of future Trust administrative expenses.

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

The Trust was party to a derivatives agreement with SandRidge that provided the Trust with the economic effect of certain oil and natural gas derivative contracts for production through December 31, 2015 (which had effects extending into the May 2016 distribution to unitholders) and mitigated a portion of the variability of oil and natural gas prices received for the Trust’s share of production. The

Trust received net settlement proceeds of approximately $9.6 million related to the derivatives agreement during the nine-month period ended September 30, 2016. The Trust no longer has the benefit of the derivative contracts, and therefore cash distributions are subject to unmitigated changes in oil and natural gas prices. The Trust does not have the ability to enter into additional derivative contracts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

On August 30, 2017, the Court entered an order dismissing the plaintiffs’ claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. As a result of the Court’s order, the only claims remaining in the litigation are the plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, and Rule 10b-5 promulgated thereunder (the “Exchange Act Claims”). In addition, because of the Court’s order, the only remaining defendants in the litigation are SandRidge Mississippian Trust I, James D. Bennett, Matthew K. Grubb, Tom L. Ward, and SandRidge as a nominal defendant only.

On September 11, 2017, the Court entered a subsequent order regarding the remaining defendants’ motions to dismiss the Exchange Act Claims, finding that the plaintiffs may pursue their Exchange Act Claims against the respective remaining defendants.

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

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2016 Form 10-K. No material change to such risk factors has occurred during the three-month period ended September 30, 2017.

ITEM 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Trust of SandRidge Mississippian Trust I	S-1	333-171551	3.1	01/05/2011
3.2	Amended and Restated Trust Agreement of SandRidge Mississippian Trust I, dated April 12, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35122	3.1	04/18/2011
3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust I, dated June 13, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35122	3.3	08/13/2012
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE MISSISSIPPIAN TRUST I

By:	THE BANK OF NEW YORK MELLON TRUST
COMPANY, N.A., Trustee

	By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: November 7, 2017

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