Form 10-K
period 2017-12-31
SandRidge Mississippian Trust I
filed 2018-03-09
CIK 1509228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35122

SANDRIDGE MISSISSIPPIAN TRUST I
(Exact name of registrant as specified in its charter)

Delaware	27-6990649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street, 16th Floor, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(512) 236-6555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑
The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 30, 2017 (the last business day of its most recently completed second quarter) was approximately $29.7 million based on the closing price as quoted on the New York Stock Exchange. As of March 2, 2018, 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE : None

SANDRIDGE MISSISSIPPIAN TRUST I
2017 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

General

SandRidge Mississippian Trust I is a statutory trust formed under the Delaware Statutory Trust Act pursuant to a trust agreement, as amended and restated, by and among SandRidge, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”) (such amended and restated trust agreement, as amended to date, the “trust agreement”). The Trust’s affairs are administered by the Trustee, which maintains its offices at 601 Travis Street, 16th Floor, Houston, Texas 77002. The Trust does not have any employees.

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

Formation and Structure. The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, to certain wholly owned subsidiaries of SandRidge. At December 31, 2017, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

Properties

As of December 31, 2017, 2016 and 2015, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells and (b) 121 additional wells (equivalent to approximately 124 Trust Development Wells under the development agreement) that were drilled and perforated for completion between December 31, 2010 and June 30, 2013. SandRidge was credited for having drilled one full Trust Development Well if a well was drilled and perforated for completion with a minimum perforated length of 2,500 feet and SandRidge’s net revenue interest in the well is equal to 57.0%. For wells with a perforated length of less than 2,500 feet and for wells in which SandRidge had a net revenue interest greater or less than 57.0%, SandRidge received proportionate credit for such well. The Royalty Interests are in properties producing from the Mississippian formation in Oklahoma.

Proved Reserves. The following estimates of net proved oil, natural gas and NGL reserves are based on reserve reports prepared by independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, natural gas and NGL reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2017, 2016 and 2015 were based on the average price during the 12-month periods ended December 31, 2017, 2016 and 2015, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

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

Internal Controls. SandRidge’s Senior Vice President - Reserves, Technology and Business Development is the technical person primarily responsible for overseeing the preparation of the Trust’s reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering with over 30 years of practical industry experience, including over 30 years of estimating and evaluating reserve information. In addition, he has also been a certified professional engineer in the state of Oklahoma since 2007 and a member of the Society of Petroleum Engineers since 1980.

SandRidge’s Reservoir Engineering Department continually monitors asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data. The corporate Reservoir department currently has a total of eight full-time employees, consisting of four degreed engineers and four engineering and business analysts with a minimum of a four-year degree in mathematics, finance or other business or science field. SandRidge maintains a continuous education program for engineers and analysts on new technologies and industry advancements and also offers refresher training on basic skill sets.

In order to ensure the reliability of reserves estimates, SandRidge’s internal controls observed within the reserve estimation process include:

No employee’s compensation is tied to the amount of reserves booked.

Reserves estimates are prepared by experienced reservoir engineers or under their direct supervision.

The Senior Vice President - Reserves, Technology and Business Development reports directly to SandRidge’s Chief Operating Officer.

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

Independent petroleum engineers estimated all of the proved reserve information in these reports in accordance with the definitions and guidelines of the SEC and, with the exception of the exclusion of future income taxes to which the Trust is not subject, in conformity with the Accounting Standards Codification Topic 932, Extractive Activities-Oil and Gas. They are independent petroleum engineers, geologists, geophysicists, and petrophysicists; and do not own an interest in these properties and are not employed on a contingent basis. The qualifications of the independent petroleum engineer’s technical personnel primarily responsible for overseeing the preparation of the Trust’s reserves estimates included in this report are set forth below. These qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”)

•	more than 25 years of practical experience in the estimation and evaluation of petroleum reserves;

•	a registered professional engineer in the state of Texas; and

•	a Bachelor of Science Degree in Petroleum Engineering.

Reporting of Natural Gas Liquids. Natural gas liquids, or NGL, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2017, NGL constituted approximately 23% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGL. NGL are products sold by the gallon. In reporting proved reserves and production of NGL, production and reserves have been included in barrels. The extraction of NGL in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGL.

A summary of the Trust’s proved oil, natural gas and NGL reserves, all of which are located in the continental United States, is presented below:

	December 31,
Estimated Proved Reserves(1)	2017	2016	2015
Developed
Oil (MBbls)	398.2	474.1	1,016.0
NGL (MBbls)	768.2	933.9	1,524.7
Natural gas (MMcf)	13,391.4	14,848.6	23,932.0
Total proved developed (MBoe)(2)	3,398.3	3,882.8	6,529.4

Undeveloped
Oil (MBbls)	—	—	—
NGL (MBbls)	—	—	—
Natural gas (MMcf)	—	—	—
Total proved undeveloped (MBoe)(2)	—	—	—

Total Proved
Oil (MBbls)	398.2	474.1	1,016.0
NGL (MBbls)	768.2	933.9	1,524.7
Natural gas (MMcf)	13,391.4	14,848.6	23,932.0
Total proved (MBoe)(2)	3,398.3	3,882.8	6,529.4

PV-10 (in millions)(3)	$28.4	$27.2	$52.4
Standardized Measure of Discounted Net Cash Flows (in millions)(3)	$28.4	$27.2	$52.4
____________________
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

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2017	$49.30	$20.21	$1.91	$51.34	$2.98
December 31, 2016	$40.55	$10.93	$1.57	$42.75	$2.48
December 31, 2015	$47.68	$12.63	$1.89	$46.79	$2.59
____________________

(2)	Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, which approximates the relative energy content of oil as compared to natural gas.

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

Proved Undeveloped Reserves. Under the terms of the development agreement, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2015. SandRidge fulfilled its drilling obligation to the Trust in April 2013. As such, the Trust did not have any proved undeveloped reserves at December 31, 2017, 2016 and 2015, no Trust Development Wells were drilled during the years ended December 31, 2017, 2016 and 2015, and none will be drilled in the future.

Production and Price History

The following tables set forth information regarding the net oil, natural gas and NGL production attributable to the Royalty Interests and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2017(1)	2016(2)	2015(3)
Production Data
Oil (MBbls)	64	96	145
NGL (MBbls)	102	118	129
Natural gas (MMcf)	1,608	1,910	2,427
Combined equivalent volumes (MBoe)(4)	434	532	678
Average daily combined equivalent volumes (MBoe/d)	1.2	1.5	1.9

Average Prices
Oil (per Bbl)	$48.56	$37.73	$58.93
NGL (per Bbl)	$17.74	$12.15	$18.83
Combined oil and NGL (per Bbl)	$29.68	$23.68	$40.06
Natural gas (per Mcf)	$2.51	$1.81	$2.75
Combined equivalent (per Boe)	$20.66	$16.00	$26.01

Average Prices - including impact of derivative settlements and post-production expenses
Oil (per Bbl)(5)	$48.56	$131.94	$193.91
NGL (per Bbl)	$17.74	$12.15	$18.83
Combined oil and NGL (per Bbl)	$29.68	$66.11	$111.52
Natural gas (per Mcf)(5)	$1.95	$1.58	$2.61
Combined equivalent (per Boe)	$18.58	$32.23	$54.30

Expenses (per Boe)
Post-production	$2.08	$1.85	$1.75
Production taxes	$1.19	$0.66	$0.74
Total expenses	$3.27	$2.51	$2.49
____________________
(1) Production volumes and related revenues and expenses for the year ended December 31, 2017 (included in SandRidge’s 2017 net revenue distributions to the Trust) represent production from September 1, 2016 to August 31, 2017.
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
(5) Includes impact of derivative settlements attributable to production from September 1, 2015 to December 31, 2015 for the year ended December 31, 2016 and from September 1, 2014 to August 31, 2015 for the year ended December 31, 2015.

Productive Wells

The following table sets forth as of December 31, 2017 the number of productive wells subject to the Royalty Interests. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells subject to the Royalty Interests and net wells are the sum of the Trust’s fractional royalty interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	106	35.0	—	—	106	35.0

Developed and Undeveloped Acreage

As of April 2013, SandRidge had drilled and perforated for completion approximately 124 equivalent Trust Development Wells, thus fulfilling its drilling obligation. Accordingly, the AMI terminated effective April 2013, and no additional wells have been or will be drilled for the Trust.

Drilling Activity

There were no wells drilled or completed during 2017, 2016 or 2015, and there were no wells subject to the Royalty Interests drilling or awaiting completion at December 31, 2017, 2016 or 2015.

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

SandRidge sells oil, natural gas and NGL from the Underlying Properties to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. During 2017, 2016 and 2015, two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests. The number of readily available purchasers for the production from the Underlying Properties makes it unlikely that the loss of a single customer in the areas in which SandRidge sells oil, natural gas and NGL production from the Underlying Properties would materially affect the Trust’s revenue. The Trust is not committed under any existing contracts or agreements to provide fixed and determinable quantities of oil, NGL or natural gas in the future. See below for additional information on SandRidge’s major customers for the production from the Underlying Properties.

	Sales	% of Revenue
	(in thousands)
2017
Targa Pipeline Mid-Continent West OK LLC	$5,748	64.0%
Plains All American, Inc.	$2,547	28.3%
2016
Targa Pipeline Mid-Continent West OK LLC	$4,842	56.8%
Plains All American, Inc.	$3,219	37.8%
2015
Targa Pipeline Mid-Continent West OK LLC	$9,076	51.5%
Plains All American, Inc.	$7,676	43.5%

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

Competition and Markets

The production and sale of oil, natural gas and NGL is highly competitive. Competitors in northern Oklahoma and southern Kansas include major oil and gas companies, independent oil and gas companies, and individual producers and operators. There are numerous producers in the area, and competitive position in this area is affected by price, contract terms and quality of service.

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

Seasonal Nature of Business

Generally, demand for oil, natural gas and NGL decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit producing activities and other oil and natural gas operations. These seasonal anomalies can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increased costs or delay operations.

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

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines, and for site restorations, in areas where the Underlying Properties are located. For example, the United States Army Corps of Engineers (“Corps”) and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration.

Natural Gas Sales and Transportation.

The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation and sale for resale of oil and natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by FERC. Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

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

Oil Price Controls and Transportation Rates.

Sales prices of oil and NGL are not currently regulated and are made at market prices. Sales of these commodities are, however, subject to laws and to regulations issued by the Federal Trade Commission (the “FTC”) prohibiting manipulative or fraudulent conduct in the wholesale petroleum market. The FTC holds substantial enforcement authority under these regulations, including the ability to assess substantial civil penalties.

The price received from the sale of these products may be affected by the cost of transporting the products to market. Some transportation of oil, natural gas and NGL is through interstate common carrier pipelines. Effective as of January 1, 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. FERC’s regulation of crude oil and natural gas liquids transportation rates may tend to increase the cost of transporting crude oil and natural gas liquids by interstate pipelines, although the annual adjustments may result in decreased rates in a given year. Every five years, FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. SandRidge is not able at this time to predict the effects of these regulations or FERC proceedings, if any, on the transportation costs associated with crude oil production from crude oil producing operations.

Environmental and Occupational Safety and Health Regulation. Oil, natural gas and NGL exploration, development and production operations are subject to stringent and complex federal, state, tribal, regional and local laws and regulations governing worker safety and health, the discharge and disposal of substances into the environment, and the protection of the environment and natural resources. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and

analogous state and local agencies, (and, under certain laws, private individuals) have the power to enforce compliance with these laws and regulations and any permits issued under them. These laws and regulations may, among other things; (i) require permits to conduct exploration, drilling, water withdrawal, wastewater disposal and other production related activities; (ii) govern the types, quantities and concentrations of substances that may be disposed or released into the environment or injected into formations in connection with drilling or production activities, and the manner of any such disposal, release or injection; (iii) limit or prohibit construction or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; (iv) require investigatory and remedial actions to mitigate pollution conditions arising from SandRidge’s operations or attributable to former operations; (v) impose safety and health restrictions designed to protect employees from exposure to hazardous or dangerous substances; and (vi) impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays or restrictions in permitting or performance of projects and the issuance of orders enjoining operations in affected areas.

Since taking office, the Trump administration has taken steps aimed at reducing federal regulatory burdens and costs for the oil and gas industry. Nevertheless, changes in environmental regulation may place more restrictions and limitations on activities that may affect the environment. Any changes in or more stringent enforcement of these laws and regulations that result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal, emission or discharge requirements could have a material adverse effect on the Trust’s revenues. SandRidge may be unable to pass on such increased compliance costs to customers. Moreover, accidental releases, including spills, may occur in the course of operations on the Underlying Properties, and significant costs could be incurred as a result of such releases or spills, including third-party claims for damage to property and natural resources or personal injury. While SandRidge believes that compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect it, SandRidge may incur substantial costs in the future related to revised or additional environmental regulations that could have a material adverse effect on its business, financial condition, and results of operations. These costs could have an adverse effect on the value of the Royalty Interests and the Trust’s ultimate cash available for distribution, given that the Trust is highly dependent on SandRidge’s performance.

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

The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes and implementing regulations imposes strict “cradle-to-grave” requirements on the generation, transportation, treatment, storage and disposal and cleanup of hazardous and non-hazardous wastes. SandRidge and other operators of the Underlying Properties generate wastes that are subject to the requirements of RCRA and comparable state statutes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas, including naturally-occurring radioactive material, if properly handled, are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste requirements. However, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary, and complete any revisions to the applicable RCRA regulations no later than July 15, 2021. Any change in the exclusion for such wastes could potentially result in an increase in SandRidge’s costs to manage and dispose of those wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Air Emissions. The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of air pollutants through emissions standards, construction and operating permitting programs, and the imposition of other compliance requirements. These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. The need to acquire such permits has the potential to delay or limit the development of oil and natural gas projects. Over the next several years, SandRidge may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare. The EPA was required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017, but missed the deadline. Subsequently, in November 2017, the EPA published a list of areas that are in compliance with the new ozone standards and separately in December 2017 issued responses to state recommendation for designating non-attainment areas. States have the opportunity to submit new air quality monitoring to EPA prior to EPA finalizing any non-attainment designations. While the EPA has preliminarily determined that all counties in which we operate are in attainment with the new ozone standard, these determinations may be revised in the future. With the EPA lowering the ground-level ozone standard, certain states may be required to implement more stringent regulations, which could apply to SandRidge’s operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in SandRidge’s capital or operating expenditures, which could adversely impact the Trust’s ability to make cash distributions to unitholders. Additionally, violations of lease conditions or regulations related to air emissions can result in civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution. In addition, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase SandRidge’s costs of development and production, which costs could be significant. These costs could have an adverse effect on the value of the Royalty Interests and the Trust’s ultimate cash available for distribution, given that the Trust is highly dependent on SandRidge’s performance.

Water Discharges. The federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws and implementing regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States. Pursuant to these laws and regulations, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA, the Army Corps of Engineers or an analogous state or tribal agency. SandRidge does not presently discharge pollutants associated with the exploration, development and production of oil, natural gas and NGL on the Underlying Properties into federal or state waters. The CWA and analogous state laws and regulations also impose restrictions and controls regarding the discharge of sediment via storm water run-off from a wide variety of construction activities. Such activities are generally prohibited from discharging sediment unless permitted by the EPA or an analogous state agency. The EPA issued a final rule in May 2015 that attempts to clarify the federal jurisdictional reach over waters of the United States. The 2015 rule was previously stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter. The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule and also announced their intent to issue a new rule defining the CWA’s jurisdiction. Recently, in January 2018, the U.S. Supreme Court issued a decision finding that jurisdiction to hear challenges to the 2015 rule resides with the federal district courts; consequently, the previously-filed district court cases will be allowed to proceed. Following the Supreme Court’s decision, the EPA and Corps issued a final rule in January 2018 staying implementation of the 2015 rule for two years. As a result of these recent developments, future implementation of the June 2015 rule is uncertain. Also, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly-owned treatment works. Unconventional oil and gas extraction facilities can send wastewater to a private wastewater treatment facility that can either discharge treated water or send it to a publicly-owned treatment works. EPA is conducting a related study of treatment of oil and gas extraction wastewater at private wastewater treatment facilities. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.

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

Furthermore, in response to recent seismic events near underground disposal wells used for the disposal by injection of produced water resulting from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells. For example, in Oklahoma, the Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures including adopting the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications for proximity to faults, seismicity in the area and other factors in determining whether such wells should be permitted, permitted only with special restrictions, or not permitted. The OCC also evaluates existing wells to assess their continued operation, or operation with restrictions, based on location relative to such faults, seismicity and other factors, with certain of such existing wells required to make frequent, or even daily, volume and pressure reports. In addition, the OCC has rules requiring operators of certain saltwater disposal wells in the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents. For example, on February 16, 2016, the OCC issued a plan to reduce disposal well volume in the Arbuckle formation by 40 percent, covering approximately 5,281 square miles and 245 disposal wells injecting wastewater into the Arbuckle formation. In the plan, the OCC identified 76 SandRidge operated disposal wells, prescribed a four-stage volume reduction schedule and set April 30, 2016 as the final date for compliance with the tiered volume reduction plan. On March 7, 2016, the OCC reduced the injection volume of additional Arbuckle disposal wells, including wells SandRidge operates. Following earthquakes in August, September and November, the OCC and EPA further limited the disposal volumes that can be disposed in Arbuckle wells, although these most recent actions did not cover SandRidge’s disposal wells. While induced seismic events generally decreased in 2017, the OCC expanded restrictions on the use of existing Arbuckle disposal wells and imposed new reporting requirements related to disposal volumes on wells injecting produced water into the Arbuckle formation.

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

Climate Change. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology”

standards that typically are established by the states. This rule could adversely affect SandRidge’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. More recently, in June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program to minimize methane emissions, under the CAA’s New Source Performance Standards, Subpart OOOOa (“Quad Oa”). However, over the past year the EPA has taken several steps to delay implementation of the Quad Oa standards, and the agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Quad Oa in its entirety. The EPA has not yet published a final rule but, as a result of these developments, future implementation of the 2016 standards is uncertain at this time. In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands that are substantially similar to the EPA Quad Oa requirements. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. While, as a result of these developments, future implementation of the EPA and BLM methane rules is uncertain, given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility. Moreover, several states, including Colorado, where we operate, have already adopted rules requiring operators of both new and existing sources to develop and implement LDAR program and install devices on certain equipment to capture 95 percent of methane emissions. Compliance with these rules could require SandRidge to purchase pollution control equipment, optical gas imaging equipment for LDAR inspections, and to hire additional personnel to assist with inspection and reporting requirements.

In addition, there are a number of state and regional efforts that are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. Moreover, in June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from operations could require additional costs incurred to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the Royalty Interests, and thus possibly have a material adverse effect on the Trust’s revenues. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have an adverse effect on assets and operations related to the Underlying Properties.

Endangered Species. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats without first obtaining an incidental take permit and implementing mitigation measures. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. On February 11, 2016, the U.S. Fish and Wildlife Service published a final policy which alters how it identifies critical habitat for endangered and threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service is required to consider listing numerous species as endangered under the ESA by the end of the agency’s 2017 fiscal year. The agency has not yet completed this process. The designation of previously unprotected species in areas where the Underlying Properties operations as threatened or endangered are located could cause SandRidge to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties. SandRidge is an active participant on various agency and industry committees that are developing or addressing various ESA and other federal and state agency programs to minimize potential impacts to its business and the Underlying Properties.

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

State and Local Regulation. The Underlying Properties are subject to state and other local regulations applicable to the drilling for, and the production and gathering of, oil, natural gas and NGL, including requirements relating to drilling permits, the location, spacing and density of wells, unitization and pooling of interests, the method of drilling, casing and equipping of wells, the protection of fresh water sources, the orderly development of common sources of supply of oil, natural gas and NGL, the operation of wells, allowable rates of production, the use of fresh water in oil and natural gas operations, saltwater injection and disposal operations, the plugging and abandonment of wells and the restoration of surface properties, the prevention of waste of oil and natural gas resources, the protection of the correlative rights of oil and natural gas owners and, where necessary to avoid unfair, unjust or discriminatory service, the fees, terms and conditions for the gathering of natural gas. These regulations may affect the number and location of Trust Development Wells and the amounts of oil, natural gas and NGL that may be produced from the Underlying Properties. Realized prices for the first sale of oil, natural gas and NGL are not subject to state regulation in Oklahoma. Moreover, obtaining or renewing permits and other approvals for operating on Native American lands can take substantial amounts of time, and could result in increased costs or delays to operations.

Glossary of Oil and Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil or other liquid hydrocarbons.

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Trust’s reserves at year-end 2017 of $51.34/ Bbl for oil and $2.98/ Mcf for natural gas, the ratio of economic value of oil to natural gas was approximately 17 to 1, even though the ratio for determining energy equivalency is 6 to 1.

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

Production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:

•	reductions in oil, natural gas and NGL prices;

•	unusual or unexpected geological formations and miscalculations;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	lack of adequate electrical infrastructure and water disposal capacity;

•	unexpected operational events;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts and explosions;

•	uncontrollable flows of oil, NGL, natural gas, brine, water or drilling fluids;

•	natural disasters;

•
environmental hazards, such as oil spills, natural gas and NGL leaks, pipeline or tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

•	high costs, shortages or delivery delays of equipment, labor or other services, or water used in hydraulic fracturing;

•	compliance with environmental and other governmental requirements;

•	adverse weather conditions, such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes; and

•	market limitations for oil, natural gas and NGL.

If production from the Trust Development Wells is lower than anticipated due to one or more of the foregoing factors or for any other reason, cash distributions to unitholders may be reduced.

Oil, natural gas and NGL prices can fluctuate widely due to a number of factors that are beyond the control of the Trust and SandRidge. Continued volatility in oil, natural gas or NGL prices could reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. Historically, the markets for these commodities have been very volatile. Prices for oil, natural gas and NGL can move quickly and fluctuate widely in response to a variety of factors that are beyond the control of the Trust and SandRidge. These factors include, among others:

•	changes in regional, domestic and foreign supply of, and demand for, oil, natural gas and NGL, as well as perceptions of supply of, and demand for, oil, natural gas and NGL generally;

•	the price and quantity of foreign imports;

•	the ability of other companies to complete and commission liquefied natural gas export facilities in the U.S.;

•	U.S. and worldwide political and economic conditions;

•	weather conditions and seasonal trends;

•	anticipated future prices of oil, natural gas and NGL, alternative fuels and other commodities;

•	technological advances affecting energy consumption and energy supply;

•	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•	natural disasters and other extraordinary events;

•	domestic and foreign governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	the price and availability of alternative fuels.

These factors and the volatility of the energy markets, which is expected to continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2013 through December 2017, the highest month-end settled price on the New York Mercantile Exchange (“NYMEX”) was $107.65 per Bbl and the lowest was $33.62 per Bbl. For natural gas, from January 2013 through December 2017, the highest month-end NYMEX settled price was $5.56 per MMBtu (one million British Thermal Units) and the lowest was $1.71 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season.

Although oil, natural gas and NGL prices rose during 2017, a buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken. Continued low oil, natural gas and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties causing the Trust to make substantial downward adjustments to its estimated proved reserves. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well.

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

In addition, petroleum engineers are required to make subjective estimates of underground accumulations of oil, natural gas and NGL based on factors and assumptions that include:

•	historical production from the area compared with production rates from other producing areas;

•	oil, natural gas and NGL prices, production levels, Btu content, production expenses, transportation costs, severance and excise taxes and capital expenditures; and

•	the assumed effect of governmental regulation.

Changes in these assumptions or actual production costs incurred could materially decrease reserve estimates. Estimates of reserves are also continually subject to revisions based on production history, price changes and other factors.

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

If we do not meet the NYSE’s continued listing requirements, the NYSE may delist the Trust units, which could affect the market price, trading volume, liquidity and resale price of the Trust Units.

Under the continued listing requirements of The New York Stock Exchange (“NYSE”), a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”).  Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company’s shares may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements.

On January 8, 2018, the Trust received written notification from the NYSE that the Trust was not in compliance with the Minimum Price Requirement. Neither the Trust nor the Trustee has any control over the trading price of the units of beneficial interest, and neither the Trust nor the trustee intends to attempt to cause a reverse split of the units or other action in an effort to affect the trading price of the units. Even if the Trust does regain compliance, it might be unable to maintain compliance, and would again become subject to the NYSE delisting procedures.

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

As of March 2, 2018, SandRidge, through SandRidge Exploration and Production, LLC (“SandRidge E&P”), owned an aggregate of 7,528,063 common units. SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units. The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of Trust units by SandRidge to the public.

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

As of December 31, 2017, SandRidge operates 73% of the Initial Wells and 93% of the Development Wells. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. If SandRidge were to default on its obligation, the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on SandRidge to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

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

Should SandRidge fail to comply with all applicable statutes, rules, regulations and orders of FERC or the FTC, SandRidge could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005 and implementing regulations, FERC prohibits market manipulation in connection with the purchase or sale of natural gas. The FTC also prohibits manipulative or fraudulent conduct in the wholesale petroleum market with respect to sales of commodities, including crude oil, condensate and natural gas liquids. These agencies have substantial enforcement authority, including the ability to impose penalties for current violations in excess of $1 million per day for each violation. FERC has also imposed requirements related to reporting of natural gas sales volumes that may impact the formation of prices indices. Additional rules and legislation pertaining to these and other matters may be considered or adopted from time to time. Failure to comply with these or other laws and regulations administered by these agencies could subject SandRidge to criminal and civil penalties, as described in Item 1 under “-Regulation-Oil and Natural Gas Regulations.”

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

In 2009, the EPA published its findings that emissions of GHGs present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted various rules to address GHG emissions under existing provisions of the CAA. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil, natural gas and NGL operations on an annual basis, which includes certain operations by SandRidge and other operators of the Underlying Properties. In addition, in May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of an LDAR program to minimize methane emissions, under the CAA’s New Source Performance Standards Quad Oa. However, over the past year the EPA has taken several steps to delay implementation of the Quad Oa standards, and the agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of Quad Oa in its entirety. The EPA has not yet published a final rule but, as a result of these developments, future implementation of the 2016 standards is uncertain at this time. In addition, in November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands that are substantially similar to the EPA Quad Oa requirements. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. While, as a result of these developments, future implementation of the EPA and BLM methane rules is uncertain, given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility. Moreover, several states, have already adopted rules requiring operators of both new and existing sources to develop and implement LDAR program and install devices on certain equipment to capture 95 percent of methane emissions.

In addition, there are a number of state and regional efforts that are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and maintain transparency regarding the measures each country will use to achieve its GHG emissions targets (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. Moreover, in June 2017, President Trump announced stated that the United States would withdraw from the Paris Agreement but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from, the equipment and operations of SandRidge or other operators of the Underlying Properties could require them to incur additional costs to monitor, report and potentially reduce emissions of GHGs associated with their operations or could adversely affect demand for the oil, natural gas and NGL produced from the Underlying Properties. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Underlying Properties, and potentially subject the Underlying Properties and the operations of SandRidge or other operators of the Underlying Properties to greater regulation.

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

If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which after December 31, 2017 is a maximum of 21%, and would likely be required to also pay state income tax on its taxable income at the corporate tax rate of such state. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because additional tax would be imposed upon the Trust as a corporation, its cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

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

Recently enacted tax legislation significantly may impact the taxation of our income and our unitholders.

The recently enacted Tax Cut and Jobs Act (“TCJA”) provides the most substantial tax reform in over thirty years. In general, the TCJA lowers tax rates, eliminates or limits numerous deductions and other tax benefits, and significantly changes international tax rules. Given the complexity of the TCJA and the significant changes to prior tax law, its impact and effect on the Trust and unitholders in respect of income and loss of the Trust is uncertain.

The foregoing is not a complete summary of all of the changes in law that may apply to or impact the Trust or a unitholder with respect to income of the Trust (or otherwise), unitholders strongly are urged to consult with their own tax advisors to determine how they might be affected by the TCJA, both generally and specifically with respect to their ownership of trust units.

The tax treatment of an investment in Trust units could be affected by potential legislative changes, possibly on a retroactive basis.

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to existing federal income tax laws that could affect publicly traded partnerships. Such proposals, if adopted, could eliminate the qualifying income exception for publicly traded partnerships deriving qualifying income from activities relating to fossil fuels thus treating such partnerships as corporations. We currently rely upon this qualifying income exemption for our treatment of the Trust as a partnership for U.S. federal income tax purposes, which was not modified under the TCJA (see “-Recently enacted tax legislation significantly may impact the taxation of our income and our unitholders.”

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

Recently enacted federal legislation applicable to the Trust for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. Unless the Trust is eligible to (and chooses to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect income taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed under the new rules, which effectively would impose an entity level tax on the Trust. If the Trust is required to pay income taxes, penalties and interest as the result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

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

Non-U.S. Persons.    Pursuant to Internal Revenue Code Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under Internal Revenue Code Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The TCJA, discussed above, treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The new legislation also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation.

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

The sale or exchange of 50% or more of the Trust’s capital and profits interests during any 12-month period before January 1, 2018 will result in the termination of the Trust’s partnership status for U.S. federal income tax purposes.

The Trust will be considered to have technically terminated for U.S. federal income tax purposes on or before December 31, 2017 if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12-month period will be counted only once. The Trust’s termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders would receive two Schedules K-1) for one calendar year. However, the IRS announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the short taxable years that result from the technical termination. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust’s taxable year as a result of any technical termination may also result in more than twelve months of the Trust’s taxable income being includable in his or her taxable income for the year of termination. A technical termination would not affect the Trust’s classification as a partnership for U.S. federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred. Although these “technical termination” provisions have been repealed effective January 1, 2018, the Trust still must determine if there has been a technical termination in 2017, in which case the foregoing rules still would be applicable.

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

On August 30, 2017, the Court entered an order dismissing the plaintiffs’ claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. As a result of the Court’s order, the only claims remaining in the litigation are the plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, and Rule 10b-5 promulgated thereunder (the “Exchange Act Claims”). In addition, because of the Court’s order, the only remaining defendants in the litigation are the Trust, James D. Bennett, Matthew K. Grubb, Tom L. Ward, and SandRidge as a nominal defendant only.

On September 11, 2017, the Court entered a subsequent order regarding the remaining defendants’ motions to dismiss the Exchange Act Claims, finding that the plaintiffs may pursue their Exchange Act Claims against the respective remaining defendants.

Subsequent to the filing of the Trust’s Form 10-Q for the quarter ended September 30, 2017, the plaintiffs’ counsel informed counsel to the Trust that, notwithstanding the dismissal of all claims against SandRidge Mississippian Trust II, the remaining claims in the litigation against the Trust are being asserted not only by purchasers of common units of the Trust, but also by purchasers of common units of SandRidge Mississippian Trust II.

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

PART II

Item 5. Market for Common Units of the Trust, Related Unitholder Matters and Issuer Purchases of Common Units.

The Trust units are listed on the New York Stock Exchange (“NYSE”) under the symbol “SDT”. The range of high and low sales prices for the Trust’s common units for the periods indicated, as reported by the NYSE, and distributions per unit made by the Trust during the corresponding periods, are as follows:

	High	Low	Distributions Per Unit
Calendar Quarter 2017
First Quarter	$1.85	$1.31	$0.0544
Second Quarter	$1.69	$1.31	$0.0697
Third Quarter	$1.50	$1.27	$0.0482
Fourth Quarter	$1.35	$0.73	$0.0449

Calendar Quarter 2016
First Quarter	$3.09	$1.90	$0.3110
Second Quarter	$3.75	$2.03	$0.1384
Third Quarter	$2.76	$1.35	$0.0412
Fourth Quarter	$1.61	$1.20	$0.0542

On March 2, 2018, there were six record unitholders of the Trust’s common units.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2017.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenues	$8,988	$18,143	$37,988	$37,640	$69,642
Distributable income	$6,095	$15,260	$34,755	$33,886	$63,710

Distributable income per common unit (21,000,000 units issued and outstanding through June 30, 2014, 28,000,000 units issued and outstanding thereafter)	$0.2177	$0.5449	$1.2412	$1.5313	$2.4552
Distributable income per subordinated unit (7,000,000 units issued and outstanding through June 30, 2014, 0 units issued and outstanding thereafter)	$—	$—	$—	$—	$1.7357

	As of December 31,
	2017	2016	2015	2014	2013
Total assets	$29,753	$32,579	$79,829	$219,257	$235,959
Trust corpus	$29,753	$32,579	$79,829	$219,257	$235,959

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

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and have experienced depressed pricing throughout 2015 and 2016. Although oil, natural gas and NGL prices rose during 2017, a buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken.

Further, although distributions relating to production through December 31, 2015 were partially supported by hedging arrangements, these arrangements terminated on December 31, 2015, and consequently distributions no longer benefit from the support of the derivatives agreement. The Trust received net settlement proceeds of approximately $9.6 million and $20.4 million related to the derivatives agreement during the years ended December 31, 2016 and 2015, respectively.

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2017, 2016 and 2015

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests, the prices received for such production and amounts paid or received as net settlements under the derivatives agreement during its term. Royalty income, post-production expenses, certain taxes and derivative settlements are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2017, 2016 and 2015 is presented below.

	Year Ended December 31,
	2017 (1)	2016 (2)	2015 (3)
Production data
Oil (MBbls)	64	96	145
NGL (MBbls)	102	118	129
Natural gas (MMcf)	1,608	1,910	2,427
Combined equivalent volumes (MBoe)	434	532	678
Average daily combined equivalent volumes (MBoe/d)	1.2	1.5	1.9
Well data
Initial and Trust Development Wells producing - average	116	134	146

Revenues (in thousands)
Royalty income	$8,988	$8,520	$17,629
Derivative settlements	—	9,623	20,359
Total revenue	$8,988	$18,143	$37,988
Expenses (in thousands)
Post-production expenses	$905	$987	$1,187
Production taxes	518	352	501
Trust administrative expenses	1,201	1,544	1,557
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	269	—	(12)
Total expenses	$2,893	$2,883	$3,233
Distributable income available to unitholders	$6,095	$15,260	$34,755
Average prices
Oil (per Bbl)	$48.56	$37.73	$58.93
NGL (per Bbl)	$17.74	$12.15	$18.83
Combined oil and NGL (per Bbl)	$29.68	$23.68	$40.06
Natural gas (per Mcf)	$2.51	$1.81	$2.75
Combined equivalent (per Boe)	$20.66	$16.00	$26.01
Average prices - including impact of derivative settlements and post-production expenses
Oil (per Bbl)(4)	$48.56	$131.94	$193.91
NGL (per Bbl)	$17.74	$12.15	$18.83
Combined oil and NGL (per Bbl)	$29.68	$66.11	$111.52
Natural gas (per Mcf)(4)	$1.95	$1.58	$2.61
Combined equivalent (per Boe)	$18.58	$32.23	$54.30
Expenses (per Boe)
Post-production	$2.08	$1.85	$1.75
Production taxes	$1.19	$0.66	$0.74
____________________

(1)
Production volumes and related revenues and expenses for the year ended December 31, 2017 (included in SandRidge’s 2017 net revenue distributions to the Trust) represent oil, natural gas and NGL production from September 1, 2016 to August 31, 2017.

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

(4)
Includes impact of derivative settlements attributable to production from September 1, 2015 to December 31, 2015 for the year ended December 31, 2016, and from September 1, 2014 to August 31, 2015 for the year ended December 31, 2015.

Comparison of Results of the Trust for the Years Ended December 31, 2017 and 2016

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the year ended December 31, 2017 totaled $9.0 million compared to $8.5 million received during the year ended December 31, 2016. The approximate $0.5 million increase in royalty income consisted of approximately $2.4 million attributable to the increase in prices received, partially offset by approximately $1.9 million attributable to a decrease in total volumes produced. The average number of producing wells decreased by 18 during the year ended December 31, 2017 compared to the year ended December 31, 2016 as wells that could not economically produce due to continued depressed pricing were shut-in.

Derivative Settlements. The Trust’s derivatives agreement with SandRidge was intended to reduce the Trust’s exposure to commodity price volatility attributable to a portion of production from the Royalty Interests through December 31, 2015 by the use of oil fixed price swaps and natural gas collars. Net cash settlements under the derivatives agreement during the year ended December 31, 2016 were approximately $9.6 million ($9.1 million received related to oil fixed price swaps and $0.5 million received related to natural gas collars), which effectively increased the average price received for oil by $94.21 per Bbl, to $131.94 per Bbl, due to the ratio of the oil volumes hedged to oil volumes produced and the substantial declines in the market prices of oil compared to contract prices. Settlements under the derivatives agreement also increased the average price received for natural gas by $0.28 per Mcf, to $2.09 per Mcf ($1.58 per Mcf including the impact of post-production expenses). The derivatives agreement has terminated, and the Trust will not receive any additional settlements.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the natural gas produced. Post-production expenses for the year ended December 31, 2017 totaled approximately $0.9 million compared to approximately $1.0 million for the year ended December 31, 2016. Post-production costs decreased as a result of decreased total production.

Production Taxes. Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the year ended December 31, 2017 totaled $0.5 million, or $1.19 per Boe, and were approximately 5.8% of royalty income. Production taxes for the year ended December 31, 2016 totaled $0.4 million, or $0.66 per Boe, and were approximately 4.1% of royalty income. Production tax rates increased due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase, up to a maximum rate of 7%, as more Trust wells reach this expiration point.

Distributable Income

Distributable income for the year ended December 31, 2017 was $6.1 million, which included a net addition of approximately $0.3 million to the cash reserve for the payment of future Trust expenses reflecting approximately $1.5 million withheld in aggregate from 2017 cash distributions to unitholders partially offset by approximately $1.2 million used to pay Trust expenses during the period. Distributable income for the year ended December 31, 2016 was $15.3 million, which did not include any net reduction to the cash reserve for the payment of future Trust expenses reflecting approximately $1.5 million used to pay Trust expenses during the period offset by approximately $1.5 million withheld from 2016 cash distributions to unitholders.

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

Distributable Income

Distributable income for the year ended December 31, 2016 was $15.3 million, which did not include any net reduction to the cash reserve for the payment of future Trust expenses reflecting approximately $1.5 million used to pay Trust expenses during the period was offset by approximately $1.5 million withheld in aggregate from 2016 cash distributions to unitholders. Distributable income for the year ended December 31, 2015 was $34.8 million, which included a net reduction to the cash reserve for the payment of future Trust expenses of approximately $0.1 million reflecting approximately $1.6 million used to pay Trust expenses during the period partially offset by approximately $1.5 million withheld in aggregate from 2015 cash distributions to unitholders.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the

Royalty Interests that quarter, over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at December 31, 2017 or 2016.

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

Trust Distributions to Unitholders. During the years ended December 31, 2017, 2016 and 2015, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 - November 30, 2016	January 26, 2017	February 24, 2017	$1.5
Second Quarter	December 1, 2016 - February 28, 2017	April 27, 2017	May 26, 2017	$2.0
Third Quarter	March 1, 2017 - May 31, 2017	July 27, 2017	August 25, 2017	$1.3
Fourth Quarter	June 1, 2017 - August 31, 2017	October 26, 2017	November 24, 2017	$1.3
Calendar Quarter 2016
First Quarter	September 1, 2015 - November 30, 2015	January 28, 2016	February 26, 2016	$8.7
Second Quarter	December 1, 2015 - February 29, 2016	April 28, 2016	May 27, 2016	$3.9
Third Quarter	March 1, 2016 - May 31, 2016	July 28, 2016	August 26, 2016	$1.2
Fourth Quarter	June 1, 2016 - August 31, 2016	October 27, 2016	November 25, 2016	$1.5
Calendar Quarter 2015
First Quarter	September 1, 2014 - November 30, 2014	January 29, 2015	February 27, 2015	$8.5
Second Quarter	December 1, 2014 - February 28, 2015	April 30, 2015	May 29, 2015	$9.3
Third Quarter	March 1, 2015 - May 31, 2015	July 30, 2015	August 28, 2015	$8.4
Fourth Quarter	June 1, 2015- August 31, 2015	October 29, 2015	November 27, 2015	$8.5

On February 23, 2018, the Trust paid a cash distribution of $0.0422 per unit covering production for the three-month period from September 1, 2017 to November 30, 2017. The distribution totaled $1.2 million and was made to record unitholders as of February 9, 2018.

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

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2017 is provided in the following table:

	Payments Due by Year
	2018	2019	2020	2021	2022	After 2022	Total
	(in thousands)
Administrative services fee	$200.0	$200.0	$200.0	$200.0	$200.0	$1,600.0	$2,600.0
Trustee Administrative fee	153.2	153.2	153.2	153.2	153.2	1,225.2	1,991.2
Delaware Trustee fee	2.3	2.3	2.3	2.3	2.3	18.4	29.9
Total	$355.5	$355.5	$355.5	$355.5	$355.5	$2,843.6	$4,621.1

Pursuant to the terms of the administrative services agreement with SandRidge, the Trust is obligated to pay SandRidge an annual administrative services fee of $200,000 for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust throughout the life of the Trust. Pursuant to the trust agreement, the Trust was obligated to pay the Trustee an annual administrative fee of $150,000 until January 1, 2017 after which the fee will be adjusted annually for inflation by no more than plus or minus 3% in any one year through 2030. The annual administrative fee currently is $153,150. In addition, under the trust agreement the Trust is obligated to pay the Delaware Trustee an annual fee of $2,300, throughout the life of the Trust.

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

Impairment of Investment in Royalty Interests. The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in royalty interests are determined by comparing the net capitalized costs of investment in royalty interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil, natural gas and NGL reserves of the Underlying Properties. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using future cash flows of the oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. Different pricing assumptions or discount rates could result in a different calculated impairment. The Trust recorded impairments in the carrying value of the Investment in Royalty Interests of $40.1 million and $127.0 million during the years ended December 31, 2016 and 2015, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust's distributable income. No impairment was recorded in 2017. Material write-downs in subsequent periods may occur if commodity prices decline.

Refer to Note 2 to the financial statements included in Item 8 of this report for the Trust’s significant accounting policies.

Off-balance sheet arrangements

As of December 31, 2017, the Trust had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. Because the Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from sales of oil, natural gas and NGL production from the Underlying Properties, the Trust’s most significant market risk relates to the prices received for oil, natural gas and NGL production. The derivatives agreement was intended to mitigate a portion of the variability of oil and natural gas prices received for the Trust’s share of production from the Underlying Properties through December 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

The Trust’s financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(a) as of the end of the period covered by this annual report. Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2017 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by SandRidge.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Item 11. Executive Compensation

During the years ended December 31, 2017, 2016 and 2015, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the trust agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 2, 2018 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
SandRidge Energy, Inc. 123 Robert S. Kerr Avenue Oklahoma City, OK 73102	Common units	7,528,063	(1)	26.9%
____________________
(1) All 7,528,063 units beneficially owned by SandRidge are held of record by its wholly owned subsidiary, SandRidge Exploration and Production, LLC.

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

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s financial statements for 2017 and 2016 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2017	2016
Audit fees(1)	$255,000	$255,000
Audit-related fees(2)	—	7,500
Tax fees	320,000	309,000
All other fees	—	—
Total fees	$575,000	$571,500
____________________
(1) Fees for audit services in 2017 and 2016 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.
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

(3) Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Trust of SandRidge Mississippian Trust I	S-1	333-171551	3.1	01/05/2011
3.2	Amended and Restated Trust Agreement, dated as of April 12, 2011, by and among SandRidge Energy, Inc., SandRidge Mississippian Trust I, and The Corporation Trust Company	8-K	001-35122	3.1	04/18/2011
3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust I, dated June 13, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35122	3.3	08/13/2012
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust I	8-K	001-35122	10.1	04/18/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (PUD), by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust I	8-K	001-35122	10.2	04/18/2011
10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Mississippian Trust I	8-K	001-35122	10.3	04/18/2011
10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35122	10.4	04/18/2011
10.5	Term Overriding Royalty Interest Conveyance (PUD), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35122	10.5	04/18/2011
10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust I	8-K	001-35122	10.6	04/18/2011
10.7	Registration Rights Agreement, dated as of April 12, 2011, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust I	8-K	001-35122	10.10	04/18/2011
23.1	Consent of Cawley, Gillespie & Associates, Inc.					*
23.2	Consent of PricewaterhouseCoopers LLP.					*
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*
99.1	Report of Cawley, Gillespie & Associates, Inc.					*

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDRIDGE MISSISSIPPIAN TRUST I

	By:	The Bank of New York Mellon
Trust Company, N.A., Trustee

		By:	/s/ Sarah Newell
Sarah Newell Vice President

March 9, 2018

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

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm
Statements of Assets and Trust Corpus at December 31, 2017 and 2016	F-1
Statements of Distributable Income for the Years Ended December 31, 2017, 2016 and 2015	F-2
Statements of Changes in Trust Corpus for the Years Ended December 31, 2017, 2016 and 2015	F-3
Notes to Financial Statements	F-4

Report of Independent Registered Public Accounting Firm

To the Unitholders of SandRidge Mississippian Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets and trust corpus of SandRidge Mississippian Trust I (the “Trust”) as of December 31, 2017 and 2016, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2017 and 2016, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2017 in conformity with the modified cash basis of accounting described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
March 9, 2018

We have served as the Trust’s auditor since 2010.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$2,337	$2,054
Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(281,548)	(278,439)
Net investment in royalty interests	27,416	30,525
Total assets	$29,753	$32,579
TRUST CORPUS
Trust corpus, 28,000,000 common units issued and outstanding at December 31, 2017 and 2016	$29,753	$32,579

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2017	2016	2015
Revenues
Royalty income	$8,988	$8,520	$17,629
Derivative settlements, net	—	9,623	20,359
Total revenues	8,988	18,143	37,988
Expenses
Post-production expenses	905	987	1,187
Production taxes	518	352	501
Trust administrative expenses	1,201	1,544	1,557
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	269	—	(12)
Total expenses	2,893	2,883	3,233
Distributable income available to unitholders	6,095	15,260	34,755
Distributable income per common unit	$0.2177	$0.5449	$1.2412

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Trust corpus, beginning of year	$32,579	$79,829	$219,257
Amortization of investment in royalty interests	(3,108)	(7,173)	(12,376)
Impairment of investment in royalty interests	—	(40,083)	(127,041)
Net cash reserves withheld (used)	269	—	(12)
Distributable income	6,095	15,260	34,755
Distributions paid or payable to unitholders	(6,082)	(15,254)	(34,754)
Trust corpus, end of year	$29,753	$32,579	$79,829

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in April 2013, to certain wholly owned subsidiaries of SandRidge. At December 31, 2017, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.

Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and trust corpus and the reported amounts of revenues and expenses during the reporting period. Significant estimates that impact the Trust’s financial statements include estimates of proved oil, natural gas and natural gas liquids (“NGL”) reserves, which are used to compute the Trust’s amortization of investment in royalty interests and, as necessary, to evaluate potential impairment of its investment in royalty interests. Actual results could differ from those estimates.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. The Trust recorded impairments in the carrying value of the Investment in Royalty Interests of $40.1 million and $127.0 million during the years ended December 31, 2016 and 2015, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust's distributable income. There was no impairment in the carrying value of the Investment in Royalty Interests during 2017. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust's distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

Derivative Financial Instruments. The Trust entered into a derivatives agreement with SandRidge to manage risks related to oil and natural gas price volatility associated with production through December 31, 2015. See discussion of the Trust’s derivative contracts at Note 6. In accordance with the Trust’s accounting policy, during the term of the derivatives agreement, derivative instruments were recorded when benefits were received or obligations were paid. The fair market values and changes in the fair market value of the derivative contracts are not included in the accompanying financial statements as the statements are presented on a modified cash basis. The Trust received net settlement proceeds of approximately $9.6 million and $20.4 million related to the derivatives agreement during the years ended December 31, 2016 and 2015, respectively.

Revenue and Expenses. Revenues received by the Trust are reduced by post-production expenses, production taxes and general and administrative expenses paid and are adjusted for amounts received or paid under the derivatives agreement and cash reserves withheld by the Trustee in order to determine distributable income. The Royalty Interests are not burdened by field and lease operating expenses.

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. A summary of the Trust’s distributions to unitholders is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 - November 30, 2016	January 26, 2017	February 24, 2017	$1.5	$0.0544
Second Quarter	December 1, 2016 - February 28, 2017	April 27, 2017	May 26, 2017	$2.0	$0.0697
Third Quarter	March 1, 2017 - May 31, 2017	July 27, 2017	August 25, 2017	$1.3	$0.0482
Fourth Quarter	June 1, 2017 - August 31, 2017	October 26, 2017	November 24, 2017	$1.3	$0.0449
Calendar Quarter 2016
First Quarter	September 1, 2015 - November 30, 2015	January 28, 2016	February 26, 2016	$8.7	$0.3110
Second Quarter	December 1, 2015 - February 29, 2016	April 28, 2016	May 27, 2016	$3.9	$0.1384
Third Quarter	March 1, 2016 - May 31, 2016	July 28, 2016	August 26, 2016	$1.2	$0.0412
Fourth Quarter	June 1, 2016 - August 31, 2016	October 27, 2016	November 25, 2016	$1.5	$0.0542
Calendar Quarter 2015
First Quarter	September 1, 2014 - November 30, 2014	January 29, 2015	February 27, 2015	$8.5	$0.3049
Second Quarter	December 1, 2014 - February 28, 2015	April 30, 2015	May 29, 2015	$9.3	$0.3307
Third Quarter	March 1, 2015 - May 31, 2015	July 30, 2015	August 28, 2015	$8.4	$0.3010
Fourth Quarter	June 1, 2015- August 31, 2015	October 29, 2015	November 27, 2015	$8.5	$0.3046

On February 23, 2018, the Trust paid a cash distribution covering production for the period from September 1, 2017 to November 30, 2017. See Note 8 for further discussion.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at December 31, 2017 or 2016.

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

On August 30, 2017, the Court entered an order dismissing the plaintiffs’ claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. As a result of the Court’s order, the only claims remaining in the litigation are the plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, and Rule 10b-5 promulgated thereunder (the “Exchange Act Claims”). In addition, because of the Court’s order, the only remaining defendants in the litigation are the Trust, James D. Bennett, Matthew K. Grubb, Tom L. Ward, and SandRidge as a nominal defendant only.

On September 11, 2017, the Court entered a subsequent order regarding the remaining defendants’ motions to dismiss the Exchange Act Claims, finding that the plaintiffs may pursue their Exchange Act Claims against the respective remaining defendants.

Subsequent to the filing of the Trust’s Form 10-Q for the quarter ended September 30, 2017, the plaintiffs’ counsel informed counsel to the Trust that, notwithstanding the dismissal of all claims against SandRidge Mississippian Trust II, the remaining claims in the litigation against the Trust are being asserted not only by purchasers of common units of the Trust, but also by purchasers of common units of SandRidge Mississippian Trust II.

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee to the Trustee, for years prior to 2017 in the amount of approximately $150,000, but which increased by 2.1% during 2017, pursuant to the terms of the trust agreement, to $153,150 annually. Under the terms of the trust agreement, the annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during each of the years ended December 31, 2017, 2016 and 2015 totaled approximately $152,000, $150,000 and $150,000, respectively.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that SandRidge’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During the year ended December 31, 2017, the Trust paid administrative fees to SandRidge equal to $200,000. During the year ended December 31, 2016, the Trust paid administrative fees to SandRidge equal to $150,000. The Trust paid administrative fees to SandRidge equal to $250,000, which covered five quarters, during the year ended December 31, 2015.

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

7. Major Customers

For the years ended December 31, 2017, 2016 and 2015, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

	Sales	% of Revenue
	(in thousands)
2017
Targa Pipeline Mid-Continent West OK LLC	$5,748	64.0%
Plains All American, Inc.	$2,547	28.3%
2016
Targa Pipeline Mid-Continent West OK LLC	$4,842	56.8%
Plains All American, Inc.	$3,219	37.8%
2015
Plains All American, Inc.	$9,076	51.5%
Targa Pipeline Mid-Continent West OK LLC	$7,676	43.5%

8. Subsequent Events

On January 25, 2018, the Trust declared a cash distribution of $0.0422 per unit covering production for the three-month period from September 1, 2017 to November 30, 2017 for record unitholders as of February 9, 2018. The distribution was paid on February 23, 2018. Distributable income for September 1, 2017 to November 30, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,926
Total revenues	1,926
Expenses
Post-production expenses	236
Production taxes	124
Cash reserves withheld by Trustee(1)	386
Total expenses	746
Distributable income available to unitholders	$1,180
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0422
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.

9. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, natural gas and NGL production and average sales prices; the estimated quantities of proved oil, natural gas and NGL reserves; the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which SandRidge and the Underlying Properties maintain their records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2017, 2016 and 2015 is as follows:

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

	Year Ended December 31, 2017
		For the period
	Modified Cash Basis(1)	September 1, 2016 to December 31, 2016	September 1, 2017 to December 31, 2017	Accrual Basis (2)
Production Data(Unaudited)
Oil (MBbls)	64.4	(37.9)	28.5	55.0
NGL (MBbls)	101.8	(37.2)	24.7	89.3
Natural Gas (MMcf)	1,608.1	(672.1)	516.1	1,452.1
Combined equivalent volumes (MBoe)(3)	434.2	(187.1)	139.2	386.3

Royalty Income (in thousands)	$8,972	$(3,434)	$2,935	$8,473
Expenses (in thousands):
Post-production costs	905	(250)	263	917
Production taxes	518	(180)	175	513
	$7,549	$(3,004)	$2,498	$7,043

	Year Ended December 31, 2016
		For the period
	Modified Cash Basis(4)	September 1, 2015 to December 31, 2015	September 1, 2016 to December 31, 2016	Accrual Basis (2)
Production Data(Unaudited)
Oil (MBbls)	96.4	(49.8)	37.9	84.5
NGL (MBbls)	117.6	(36.6)	37.2	118.2
Natural Gas (MMcf)	1,909.9	(762.7)	672.1	1,819.3
Combined equivalent volumes (MBoe)(3)	532.3	(213.5)	187.1	505.9

Royalty Income (in thousands)	$8,517	$(3,538)	$3,434	$8,413
Expenses (in thousands):
Post-production costs	987	(290)	250	947
Production taxes	352	(115)	180	417
	$7,178	$(3,133)	$3,004	$7,049

	Year Ended December 31, 2015
		For the period
	Modified Cash Basis(4)	September 1, 2014 to December 31, 2014	September 1, 2015 to December 31, 2015	Accrual Basis (2)
Production Data(Unaudited)
Oil (MBbls)	144.7	(74.1)	49.8	120.4
NGL (MBbls)	128.6	(46.6)	36.6	118.6
Natural Gas (MMcf)	2,426.9	(973.8)	762.7	2,215.8
Combined equivalent volumes (MBoe)(3)	677.8	(283.0)	213.6	608.4

Royalty Income (in thousands)	$17,629	$(9,289)	$3,538	$11,878
Expenses (in thousands):
Post-production costs	1,187	(367)	290	1,110
Production taxes	501	(245)	115	371
	$15,941	$(8,677)	$3,133	$10,397

(1) Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2017 net revenue distributions to the Trust. Represents production from September 1, 2016 to August 31, 2017.

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(2) Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2017	2016	2015
Investment in royalty interests
Proved(1)	$308,964	$308,964	$308,964
Unproved	—	—	—
Total investment in royalty interests	308,964	308,964	308,964
Less accumulated amortization and impairment	(281,548)	(278,439)	(231,183)
Net investment in royalty interests	$27,416	$30,525	$77,781
____________________
(1) Royalty Interests conveyed to the Trust by SandRidge were in proved properties only.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The Trust is not responsible for any costs incurred related to the Underlying Properties. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2017, 2016 or 2015.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years ended December 31, 2017, 2016 and 2015 are shown in the following table (in thousands):

	December 31,
	2017(1)	2016(1)	2015(1)
Revenues	$8,488	$8,417	$11,878
Expenses(2)
Post-production costs	917	947	1,110
Production taxes	513	417	371
Amortization and impairment expense(3)	3,108	47,256	139,417
Total expenses	4,538	48,620	140,898
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$3,950	$(40,203)	$(129,020)
____________________
(1) Revenues and post-production costs attributable to volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.
(2) The Trust does not bear any well operating costs and is not subject to federal or state income taxes.
(3) Amortization is recorded by the Trust as volumes are produced and does not reduce distributable income, but rather, is recorded directly to trust corpus. Non-cash impairments charged to trust corpus of $40.1 million and $127.0 million were recorded during 2016 and 2015, respectively, and did not affect the Trust's distributable income.

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

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

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2015, 2016 and 2017.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2014	1,869.9	2,169.7	36,792.5
Revisions of previous estimates	(733.5)	(526.4)	(10,644.7)
Extensions and discoveries	—	—	—
Production(2)	(120.4)	(118.6)	(2,215.8)
As of December 31, 2015	1,016.0	1,524.7	23,932.0
Revisions of previous estimates	(457.4)	(472.6)	(7,264.1)
Extensions and discoveries	—	—	—
Production(2)	(84.5)	(118.2)	(1,819.3)
As of December 31, 2016	474.1	933.9	14,848.6
Revisions of previous estimates	(20.9)	(76.4)	(5.1)
Extensions and discoveries	—	—	—
Production(2)	(55.0)	(89.3)	(1,452.1)
As of December 31, 2017	398.2	768.2	13,391.4

Proved developed reserves(3)
As of December 31, 2014	1,869.9	2,169.7	36,792.5
As of December 31, 2015	1,016.0	1,524.7	23,932.0
As of December 31, 2016	474.1	933.9	14,848.6
As of December 31, 2017	398.2	768.2	13,391.4
Proved undeveloped reserves(3)
As of December 31, 2014	—	—	—
As of December 31, 2015	—	—	—
As of December 31, 2016	—	—	—
As of December 31, 2017	—	—	—
____________________
(1)Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.
(2)Volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of such production have been remitted to the Trust by SandRidge.
(3)Estimated proved reserves were determined using a 12-month average price for oil, natural gas and NGL.

During 2017, the Trust recognized net reductions to reserves associated with proved properties of approximately 98 MBoe due to well performance.

During 2016, the Trust recognized net reductions to reserves associated with proved properties of approximately 2,141 MBoe due to pricing and well performance.

During 2015, the Trust recognized net reductions to reserves associated with proved properties of approximately 3,034 MBoe due to pricing and well performance.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•	the standardized measure includes estimates of proved oil, natural gas and NGL reserves and projected future production volumes based upon economic conditions;

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

•
pricing is applied based upon 12-month average market prices at December 31, 2017, 2016 and 2015. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows:

	December 31,
	2017	2016	2015
Oil (per barrel)	$49.30	$40.55	$47.68
NGL (per barrel)	$20.21	$10.93	$12.63
Natural Gas (per Mcf)	$1.91	$1.57	$1.89

•	a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Trust’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	As of December 31,
	2017	2016	2015
Future cash inflows from production	$60,696	$52,787	$112,849
Future production costs(1)	(4,367)	(3,739)	(7,758)
Undiscounted future net cash flows(2)	56,329	49,048	105,091
10% annual discount	(27,946)	(21,828)	(52,642)
Standardized measure of discounted future net cash flows	$28,383	$27,220	$52,449
____________________

(1)	Includes the Trust’s proportionate share of production taxes and post-production costs. The Trust does not bear any development or operational costs related to wells.

(2)	The Trust is not subject to federal or state income taxes.

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2014	$172,244
Revenues less post-production and other costs	(10,397)
Net changes in prices, production and other costs	(90,793)
Revisions of previous quantity estimates	(24,538)
Accretion of discount	15,654
Timing differences and other(1)	(9,721)
Net change for the year	(119,795)
Present value as of December 31, 2015	52,449
Revenues less post-production and other costs	(7,050)
Net changes in prices, production and other costs	(9,855)
Revisions of previous quantity estimates	(14,376)
Accretion of discount	4,744
Timing differences and other(1)	1,308
Net change for the year	(25,229)
Present value as of December 31, 2016	27,220
Revenues less post-production and other costs	(7,043)
Net changes in prices, production and other costs	9,702
Revisions of previous quantity estimates	(1,564)
Accretion of discount	2,419
Timing differences and other(1)	(2,351)
Net change for the year	1,163
Present value as of December 31, 2017	$28,383
____________________

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(1)	Changes in timing differences and other are related to revisions in the estimated timing of production and, as applicable, development.

10. Quarterly Financial Results (Unaudited)

The Trust’s operating results for each calendar quarter of 2017 and 2016 are summarized below (in thousands, except per unit data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	(1)	(2)	(3)	(4)
Royalty income	$2,267	$2,716	$2,075	$1,930
Distributable income available to unitholders	$1,525	$1,955	$1,353	$1,262
Distributable income per common unit	$0.0545	$0.0698	$0.0483	$0.0451

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	(5)	(6)	(7)	(8)
Royalty income	$2,505	$1,899	$1,864	$2,252
Distributable income available to unitholders	$8,709	$3,877	$1,154	$1,519
Distributable income per common unit	$0.3110	$0.1384	$0.0412	$0.0543
____________________

(1)	Includes proceeds attributable to production from the Royalty Interests from September 1, 2016 to November 30, 2016.

(2)	Includes proceeds attributable to production from the Royalty Interests from December 1, 2016 to February 28, 2017.

(3)	Includes proceeds attributable to production from the Royalty Interests from March 1, 2017 to May 31, 2017.

(4)	Includes proceeds attributable to production from the Royalty Interests from June 1, 2017 to August 31, 2017.

(5)	Includes proceeds attributable to production from the Royalty Interests from September 1, 2015 to November 30, 2015.

(6)	Includes proceeds attributable to production from the Royalty Interests from December 1, 2015 to February 29, 2016.

(7)	Includes proceeds attributable to production from the Royalty Interests from March 1, 2016 to May 31, 2016.

(8)	Includes proceeds attributable to production from the Royalty Interests from June 1, 2016 to August 31, 2016.