Form 10-Q
period 2018-09-30
SandRidge Mississippian Trust I
filed 2018-11-08
CIK 1509228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of November 1, 2018, 28,000,000 units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I
FORM 10-Q
Quarter Ended September 30, 2018

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$2,686	$2,337
Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(283,666)	(281,548)
Net investment in royalty interests	25,298	27,416
Total assets	$27,984	$29,753
TRUST CORPUS
Trust corpus, 28,000,000 units issued and outstanding at September 30, 2018 and December 31, 2017	$27,984	$29,753

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Royalty income	$2,103	$2,075	$6,174	$7,058
Total revenues	2,103	2,075	6,174	7,058
Expenses
Post-production expenses	234	206	707	667
Production taxes	136	130	398	399
Trust administrative expenses	198	192	835	981
Cash reserves withheld for current Trust expenses, net of amounts used	188	194	324	178
Total expenses	756	722	2,264	2,225
Distributable income available to unitholders	$1,347	$1,353	$3,910	$4,833
Distributable income per unit	$0.0481	$0.0483	$0.1396	$0.1726

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Trust corpus, beginning of period	$29,753	$32,579
Amortization of investment in royalty interests	(2,119)	(2,410)
Net cash reserves withheld	324	178
Distributable income	3,910	4,833
Distributions paid to unitholders	(3,884)	(4,824)
Trust corpus, end of period	$27,984	$30,356

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust common units and 7,000,000 Trust subordinated units, which subsequently converted to common units as a result of SandRidge having met its drilling obligation to the Trust in April 2013, to certain wholly owned subsidiaries of SandRidge. At September 30, 2018, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. There were no impairments in the carrying value of the investment in royalty interests during the nine-month periods ended September 30, 2018 and 2017. Material write-downs in subsequent periods may occur if commodity prices decline. Any impairment would result in a non-cash charge to trust corpus and would not affect the Trust’s distributable income. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2018. A summary of the Trust’s distributions to unitholders during the nine-month period ended September 30, 2018 and the year ended December 31, 2017 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$1.2	$0.0422
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$1.4	$0.0488
Third Quarter	March 1, 2018 — May 31, 2018	July 26, 2018	August 24, 2018	$1.3	$0.0477

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit
				(in millions)
Calendar Quarter 2017
First Quarter	September 1, 2016 — November 30, 2016	January 26, 2017	February 24, 2017	$1.5	$0.0544
Second Quarter	December 1, 2016 — February 28, 2017	April 27, 2017	May 26, 2017	$2.0	$0.0697
Third Quarter	March 1, 2017 — May 31, 2017	July 27, 2017	August 25, 2017	$1.3	$0.0482
Fourth Quarter	June 1, 2017 — August 31, 2017	October 26, 2017	November 24, 2017	$1.3	$0.0449

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which prior to 2017 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month period ended September 30, 2018 totaled approximately $39,000 compared to approximately $38,000 for the three-month period ended September 30, 2017. The Trustee’s administrative fees paid during the nine-month period ended September 30, 2018 totaled approximately $116,000 compared to approximately $113,000 for the nine-month period ended September 30, 2017.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the three-month periods ended September 30, 2018 and 2017, the Trust paid administrative fees to SandRidge equal to $50,000. During each of the nine-month periods ended September 30, 2018 and 2017, the Trust paid administrative fees to SandRidge equal to $150,000.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at September 30, 2018 or December 31, 2017.

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

On July 2, 2018, defendants filed a motion for partial judgment on the pleadings, arguing that all claims asserted on behalf of the members of the putative class are barred by the statute of limitations. The motion has been fully briefed and is awaiting a decision from the Court.

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

6. Subsequent Events

Distribution to Unitholders. On October 25, 2018, the Trust declared a cash distribution of $0.0442 per unit covering production for the three-month period from June 1, 2018 to August 31, 2018. The distribution will be paid on or about November 23, 2018 to record holders as of November 9, 2018. Distributable income for June 1, 2018 to August 31, 2018 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,968
Total revenues	1,968
Expenses
Post-production expenses	216
Production taxes	128
Cash reserves withheld by Trustee (1)	386
Total expenses	730
Distributable income available to unitholders	$1,238
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0442
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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests. The Trust is treated as a partnership for federal income tax purposes.

Commodity Price Volatility. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile and experienced depressed pricing throughout 2016. Although oil, natural gas and NGL prices rose during 2017 and 2018, a buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken.

Properties. As of September 30, 2018, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2018 and 2017 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(1)	2017(2)	2018(3)	2017(4)
Production Data
Oil (MBbls)	14	15	39	51
NGL (MBbls)	20	26	59	79
Natural gas (MMcf)	345	389	1,028	1,238
Combined equivalent volumes (MBoe)	92	106	269	336
Average daily combined equivalent volumes (MBoe/d)	1.0	1.2	1.0	1.2
Well Data
Initial and Trust Development Wells producing - average	101	115	105	118
Revenues (in thousands)
Royalty income	$2,103	$2,075	$6,174	$7,058
Total revenue	2,103	2,075	6,174	7,058
Expenses (in thousands)
Post-production expenses	234	206	707	667
Production taxes	136	130	398	399
Trust administrative expenses	198	192	835	981
Cash reserves withheld for current Trust expenses, net of amounts used	188	194	324	178
Total expenses	756	722	2,264	2,225
Distributable income available to unitholders	$1,347	$1,353	$3,910	$4,833
Average Prices
Oil (per Bbl)	$64.76	$47.61	$58.55	$49.55
NGL (per Bbl)	$28.44	$16.85	$28.16	$17.29
Combined oil and NGL (per Bbl)	$43.22	$28.32	$40.32	$30.00
Natural gas (per Mcf)	$1.79	$2.33	$2.15	$2.54
Combined equivalent (per Boe)	$22.83	$19.55	$22.84	$20.95
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$1.11	$1.80	$1.46	$2.00
Combined equivalent (per Boe)	$20.28	$17.61	$20.22	$18.97
Expenses (per Boe)
Post-production	$2.55	$1.94	$2.63	$1.98
Production taxes	$1.48	$1.23	$1.48	$1.19
____________________
1. Production volumes and related revenues and expenses for the three-month period ended September 30, 2018 (included in SandRidge’s August 2018 net revenue distribution to the Trust) represent production from March 1, 2018 to May 31, 2018.
2. Production volumes and related revenues and expenses for the three-month period ended September 30, 2017 (included in SandRidge’s August 2017 net revenue distribution to the Trust) represent production from March 1, 2017 to May 31, 2017.
3. Production volumes and related revenues and expenses for the nine-month period ended September 30, 2018 (included in SandRidge’s February 2018, May 2018 and August 2018 net revenue distributions to the Trust) represent production from September 1, 2017 to May 31, 2018.

4. Production volumes and related revenues and expenses for the nine-month period ended September 30, 2017 (included in SandRidge’s February 2017, May 2017 and August 2017 net revenue distributions to the Trust) represent production from September 1, 2016 to May 31, 2017.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during both the three-month periods ended September 30, 2018 and  2017 totaled $2.1 million. An approximate increase in royalty income of $0.3 million attributable to the increase in prices received in the 2018 period was offset by approximately $0.3 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended September 30, 2018 decreased by 14 from 115 in the three-month period ended September 30, 2017 because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2018 totaled approximately $0.1 million, or $1.48 per Boe, and were approximately 6.5% of royalty income. Production taxes for the three-month period ended September 30, 2017 totaled approximately $0.1 million, or $1.23 per Boe, and were approximately 6.3% of royalty income. Production tax rates increased in the 2018 period due to Trust wells reaching the expiration point of a previously reduced tax rate. The average effective production tax rate for the Trust will continue to increase, up to a maximum rate of 7%, as more Trust wells reach this expiration point.

Distributable Income

Distributable income for the three-month period ended September 30, 2018 was $1.3 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.2 million, reflecting approximately $0.4 million withheld from the August 2018 cash distribution to unitholders partially offset by approximately $0.2 million used to pay Trust expenses during the period. Distributable income for the three-month period ended September 30, 2017 was $1.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.2 million, reflecting approximately $0.4 million withheld from the August 2017 cash distribution to unitholders partially offset by approximately $0.2 million used to pay Trust expenses during the period.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues

Royalty Income. Royalty income received during the nine-month period ended September 30, 2018 totaled $6.2 million compared to $7.1 million received during the nine-month period ended September 30, 2017. The approximate $0.9 million decrease in royalty income consisted of approximately $1.5 million attributable to a decrease in total volumes produced, partially offset by approximately $0.6 million attributable to an increase in prices received. The average number of producing wells in the nine-month period ended September 30, 2018 decreased by 13 from 118 in the nine-month period ended September 30, 2017 because wells that could not economically produce due to continued declining production were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the nine-month period ended September 30, 2018 totaled approximately $0.4 million, or $1.48 per Boe, and were approximately 6.5% of royalty income. Production taxes for the nine-month period ended September 30, 2017 totaled approximately $0.4 million, or $1.19 per Boe, and were approximately 5.7% of royalty income. Production tax rates increased in the 2018 period due to Trust wells reaching the expiration point of a previously reduced tax rate.

Trust Administrative Expenses. Trust administrative expenses generally consist of fees paid to the Trustee and the Delaware Trustee, administrative services fees paid to SandRidge, tax return and related form preparation fees, legal and accounting fees, and other expenses incurred as a result of being a publicly traded entity. Trust administrative expenses for the nine-month period ended September 30, 2018 totaled approximately $0.8 million compared to approximately $1.0 million for the nine-month period ended September 30, 2017. The decrease during the 2018 period partially relates to the timing of administrative expense payments.

Distributable Income

Distributable income for the nine-month period ended September 30, 2018 was $3.9 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.3 million, reflecting approximately $1.1 million withheld in aggregate from the February 2018, May 2018 and August 2018 cash distributions to unitholders partially offset by approximately $0.8 million used to pay Trust expenses during the period. Distributable income for the nine-month period ended September 30, 2017 was $4.8 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $0.2 million, reflecting approximately $1.2 million withheld in aggregate from the February 2017, May 2017 and August 2017 cash distributions to unitholders  partially offset by approximately $1.0 million used to pay Trust expenses during the period.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. No such loan was outstanding at September 30, 2018 or December 31, 2017.

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

2018 Trust Distributions to Unitholders. During the nine-month period ended September 30, 2018, the Trust’s distributions to unitholders were as follows:

				Total
	Covered			Distribution
	Production Period	Date Declared	Date Paid	Paid
				(in millions)
Calendar Quarter 2018
First Quarter	September 1, 2017 — November 30, 2017	January 25, 2018	February 23, 2018	$1.2
Second Quarter	December 1, 2017 — February 28, 2018	April 26, 2018	May 25, 2018	$1.4
Third Quarter	March 1, 2018 — May 31, 2018	July 26, 2018	August 24, 2018	$1.3

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2018 to August 31, 2018, combined sales volumes were lower than the previous period; however, oil, natural gas and natural gas liquids (“NGL”) prices increased. On October 25, 2018, the Trust declared a cash distribution of $0.0442 per unit covering production for the period. The distribution will be paid on or about November 23, 2018 to record unitholders as of November 9, 2018 and was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,968
Total revenues	1,968
Expenses
Post-production expenses	216
Production taxes	128
Cash reserves withheld by Trustee(1)	386
Total expenses	730
Distributable income available to unitholders	$1,238
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0442
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.

As the Trust cannot acquire or cause additional wells to be drilled on its behalf, the Trust’s production is expected to decline each quarter during the remainder of its life.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Trust is not required to provide information required by this Item.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

On July 2, 2018, defendants filed a motion for partial judgment on the pleadings, arguing that all claims asserted on behalf of the members of the putative class are barred by the statute of limitations. The motion has been fully briefed and is awaiting a decision from the Court.

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

Date: November 8, 2018

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