Form 10-Q
period 2020-03-31
SandRidge Mississippian Trust I
filed 2020-05-14
CIK 1509228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
__________________________
Securities registered pursuant to Section 12(b) of the Act: None

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

As of May 7, 2020, 28,000,000 units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I
FORM 10-Q
Quarter Ended March 31, 2020

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. These statements are based on certain assumptions made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) and in Part II, Item 1A of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$3,065	$3,110
Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(301,075)	(297,258)
Net investment in royalty interests	7,889	11,706
Total assets	$10,954	$14,816
TRUST CORPUS
Trust corpus, 28,000,000 units issued and outstanding at March 31, 2020 and December 31, 2019	$10,954	$14,816

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2020	2019
Revenues
Royalty income	$1,147	$2,039
Total revenues	1,147	2,039
Expenses
Post-production expenses	190	236
Production taxes	69	130
Trust administrative expenses	477	308
Cash reserves withheld for current Trust expenses, net of amounts used	(56)	123
Total expenses	680	797
Distributable income available to unitholders	$467	$1,242
Distributable income per unit (28,000,000 units)	$0.0167	$0.0444

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2020	2019
Trust corpus, beginning of period	$14,816	$27,201
Amortization of investment in royalty interests	(521)	(821)
Impairment of investment in royalty interests	(3,296)	—
Net cash reserves withheld	(56)	123
Distributable income	467	1,242
Distributions paid to unitholders	(456)	(1,228)
Trust corpus, end of period	$10,954	$26,518
Distributions per unit (28,000,000 units)	$0.0163	$0.0439

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust units and 7,000,000 subordinated units, which subsequently converted to common units in July 2014 as a result of SandRidge having met its drilling obligation to the Trust in April 2013, to certain wholly owned subsidiaries of SandRidge. At March 31, 2020, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

Potential Early Termination of the Trust. Based on SandRidge's estimates for the next twelve months regarding projected production from the Underlying Properties and estimated pricing based on futures prices as of March 31, 2020 readily available in the public market adjusted for differentials, cash available for distribution for the four consecutive quarters ending September 30, 2020, on a cumulative basis, may fall below $1.0 million, which would require the Trust to commence termination shortly after the record date for the quarterly cash distribution to be made in November 2020. If that early termination event occurs, the Trustee will be required to sell all of the Trust’s remaining assets and liquidate the Trust.

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

As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. As a result, during the three-month period ended March 31, 2020, the Trust recorded an impairment to the carrying value of the Investment in Royalty Interests of $3.3 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There was no impairment to the carrying value of the investment in royalty interests during the three-month period ended March 31, 2019. Material write-downs in subsequent periods may occur if commodity prices decline or are sustained at current levels. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding, interest income and the timing of the Trust’s payment of Trust administrative expenses.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2019 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2019 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2019 Form 10-K.

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2020. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2020 and the year ended December 31, 2019 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit

Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2019	February 28, 2019	$456,400	$0.0163

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit

Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$1,229,200	$0.0439
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$1,027,600	$0.0367
Third Quarter	March 1, 2019 — May 31, 2019	July 25, 2019	August 23, 2019	$733,600	$0.0262
Fourth Quarter	June 1, 2019 — August 31, 2019	October 24, 2019	November 22, 2019	$380,800	$0.0136

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which for 2019 totaled $158,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month period ended March 31, 2020 totaled approximately $40,000 compared to approximately $39,000 for the three-month period ended March 31, 2019.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. Administrative fees paid to SandRidge for each of the three-month periods ended March 31, 2020 and 2019, totaled $50,000.

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at March 31, 2020 or December 31, 2019.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. The reduced demand for crude oil in the global market resulting from the economic effects of the global outbreak of the novel form of coronavirus known as COVID-19, and the oversupply in crude oil attributable to the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), including Saudi Arabia, have had, and are likely to continue to have, a negative impact on the Trustor’s financial condition. This negative impact could affect the Trustor’s ability to operate the wells and provide services to the Trust.

Legal Proceedings. On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint, which was amended on November 11, 2016 (adding Ivan Nibur, Lawrence Ross, Jase Luna, and Mathew Willenbuncher as lead plaintiffs) and supplemented on May 1, 2017, asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II (“SDR”) in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. As a result of its reorganization in bankruptcy in 2016, SandRidge is a nominal defendant only.

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

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

On April 2, 2020, the Trust filed a Motion for Summary Judgment as to Plaintiffs’ remaining claims against the Trust, arguing that there is no evidence of requisite intent by the Trust, and further, that the alleged acts and omissions of other defendants are not properly attributable to the Trust. That motion remains pending.

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

6. Subsequent Events

Distribution to Unitholders. On April 23, 2020, the Trust declared a cash distribution of $0.013 per unit covering production for the three-month period from December 1, 2019 to February 29, 2020. The distribution will be paid on or about May 29, 2020 to record holders as of May 15, 2020. Distributable income for December 1, 2019 to February 29, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$1,019
Total revenues	1,019
Expenses
Post-production expenses	176
Production taxes	62
Cash reserves withheld by Trustee (1)	386
Total expenses	624
Distributable income	395
Additional cash reserve (2)	35
Distributable income available to unitholders	$360
Distributable income per unit (28,000,000 units issued and outstanding)	$0.013
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.
(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

COVID-19 and Oil Price Volatility. The amount of cash received or expected to be received by the Trust (and its ability to pay future distributions) has been and will be significantly and negatively impacted by prevailing low commodity prices, which have declined sharply since the beginning of 2020 attributable primarily to the economic effects of the dispute over production levels between Russia and the members of OPEC, including Saudi Arabia, and the COVID-19 pandemic and could remain low for an extended period of time or decline further. Continued low oil, NGL and natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders, which could result in the early termination of the Trust as discussed in “Potential Early Termination of the Trust” in Note 1 above. Other important factors that could cause actual results to differ materially include expenses of the Trust and reserves for anticipated future expenses, and the effect, impact, potential duration or other implications of the COVID-19 pandemic.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Mississippian Trust I (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2019 Form 10-K. All information regarding operations has been provided to the Trustee by SandRidge.

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

Commodity Price Volatility; COVID-19 Pandemic. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile, as demonstrated by significant price swings experienced during 2019 and have declined sharply in 2020 attributable primarily to the economic effects of the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), including Saudi Arabia, and the global outbreak of the novel form of coronavirus known as COVID-19. The spot price for WTI crude oil has decreased from $61.18 on January 2, 2020 to $25.78 on May 12, 2020. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts SandRidge or any third-party operator of the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil, NGL and natural gas prices will adversely affect SandRidge or third-party operators of the Underlying Properties. As a result, there can be no assurance that prices for oil, natural gas and NGL, and therefore the Trust’s quarterly cash distributions, will be maintained for any significant period of time. Continued low oil, NGL and natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders, which could result in the early termination of the Trust as discussed in “—Potential Early Termination of the Trust” below.

Impairment of Investment in Royalty Interests. During the three-month period ended March 31, 2020, the Trust recorded an impairment to the carrying value of the Investment in Royalty Interests of $3.3 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There was no impairment in the carrying value of the Investment in Royalty Interests during the three-month period ended March 31, 2019. Material write-downs in subsequent periods may occur if commodity prices decline or a change in circumstances causes a decline in expected future undiscounted cash flows relative to the carrying value of the investment in royalty interests. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of March 31, 2020, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter.

Pursuant to Internal Revenue Code (“IRC”) Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for IRC Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017 treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation. Pending the finalization of proposed regulations under IRC Section 1446, the IRS has suspended this new withholding obligation with respect to publicly traded partnerships such as the Trust, which is classified as a partnership for federal and state income tax purposes.

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

Potential Early Termination of the Trust. Based on SandRidge's estimates for the next twelve months regarding projected production from the Underlying Properties and estimated pricing based on futures prices as of March 31, 2020 readily available in the public market adjusted for differentials, cash available for distribution for the four consecutive quarters ending September 30, 2020, on a cumulative basis, may fall below $1.0 million, which would require the Trust to commence termination shortly after the record date for the quarterly cash distribution to be made in November 2020. If that early termination event occurs, the Trustee will be required to sell all of the Trust’s remaining assets and liquidate the Trust.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2020 and 2019 is presented below.

	Three Months Ended March 31,
	2020(1)	2019(2)
Production Data
Oil (MBbls)	9	11
NGL (MBbls)	15	20
Natural gas (MMcf)	261	326
Combined equivalent volumes (MBoe)	68	85
Average daily combined equivalent volumes (MBoe/d)	0.7	0.9
Well Data
Initial and Trust Development Wells producing - average	83	94
Revenues (in thousands)
Royalty income	$1,147	$2,039
Total revenue	1,147	2,039
Expenses (in thousands)
Post-production expenses	190	236
Production taxes	69	130
Trust administrative expenses	477	308
Cash reserves withheld for current Trust expenses, net of amounts used	(56)	123
Total expenses	680	797
Distributable income available to unitholders	$467	$1,242
Average Prices
Oil (per Bbl)	$54.68	$64.36
NGL (per Bbl)	$16.83	$30.18
Combined oil and NGL (per Bbl)	$30.77	$42.13
Natural gas (per Mcf)	$1.52	$2.20
Combined equivalent (per Boe)	$16.82	$23.72
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$0.79	$1.48
Combined equivalent (per Boe)	$14.01	$20.96
Expenses (per Boe)
Post-production	$2.81	$2.76
Production taxes	$1.03	$1.52
____________________
1.Production volumes and related revenues and expenses for the three-month period ended March 31, 2020 (included in SandRidge’s February 2020 net revenue distribution to the Trust) represent production from September 1, 2019 to November 30, 2019.
2.Production volumes and related revenues and expenses for the three-month period ended March 31, 2019 (included in SandRidge’s February 2019 net revenue distribution to the Trust) represent production from September 1, 2018 to November 30, 2018.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended March 31, 2020 totaled $1.1 million compared to $2.0 million received during the three-month period ended March 31, 2019. The approximate $0.9 million decrease in royalty income consisted of approximately $0.5 million attributable to a decrease in prices received in the 2019 period and approximately $0.4 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended March 31, 2020 decreased by 11 from 94 in the three-month period ended March 31, 2019 because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2020 totaled approximately $0.1 million, or $1.03 per Boe, and were approximately 6.0% of royalty income. Production taxes for the three-month period ended March 31, 2019 totaled approximately $0.1 million, or $1.52 per Boe, and were approximately 6.4% of royalty income.

Distributable Income

Distributable income for the three-month period ended March 31, 2020 was $0.5 million, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $56,000, reflecting approximately $421,000 withheld from the February 2020 cash distribution to unitholders partially offset by approximately $477,000 used to pay Trust expenses during the period. Distributable income for the three-month period ended March 31, 2019 was $1.2 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $123,000, reflecting approximately $431,000 withheld from the February 2019 cash distribution to unitholders partially offset by approximately $308,000 used to pay Trust expenses during the period.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. No such loan was outstanding at March 31, 2020 or December 31, 2019.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld, and in the future intends to withhold, the greater of $35,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $425,000. The withholding for the distribution to Trust unitholders expected to occur on or before May 29, 2020 is $35,000.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic, and the oversupply in crude oil attributable to the dispute over production levels between Russia and the members of OPEC, including Saudi Arabia, have had, and are likely to continue to have, a negative impact on the Trustor’s financial condition. This negative impact could affect the Trustor’s ability to operate the wells and provide services to the Trust.

Trust Distributions to Unitholders. During the three-month period ended March 31, 2020, the Trust’s distributions to unitholders totaled $0.5 million, or $0.0163 per unit. See Note 3 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report accompanying unaudited financial statements for additional discussion of this distribution.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2019 to February 29, 2020, average oil prices increased slightly and NGL prices decreased compared to the three-month period ended November 30, 2019. Combined sales volumes were flat compared to the previous period. On April 23, 2020, the Trust declared a cash distribution of $0.0128 per unit covering production for the period. The distribution will be paid on or about May 29, 2020 to record unitholders as of May 15, 2020. See “Distribution to Unitholders” in Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for additional discussion of this future distribution. See also “Overview—Commodity Price Volatility; COVID-19 Pandemic” and “—Potential Early Termination of the Trust” for discussion of the effects of continued low oil, NGL and natural gas prices on cash available for distribution to unitholders in future periods.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1. Legal Proceedings

On June 9, 2015, the Duane & Virginia Lanier Trust, on behalf of itself and all other similarly situated unitholders of the Trust, filed a putative class action complaint in the U.S. District Court for the Western District of Oklahoma against the Trust, SandRidge and certain current and former executive officers of SandRidge, among other defendants (the “Securities Litigation”). The complaint, which was amended on November 11, 2016 (adding Ivan Nibur, Lawrence Ross, Jase Luna, and Mathew Willenbuncher as lead plaintiffs) and supplemented on May 1, 2017, asserts a variety of federal securities claims on behalf of a putative class of (a) purchasers of common units of the Trust in or traceable to its initial public offering on or about April 7, 2011, and (b) purchasers of common units of SandRidge Mississippian Trust II (“SDR”) in or traceable to its initial public offering on or about April 17, 2012.  The claims are based on allegations that SandRidge and certain of its current and former officers and directors, among other defendants, including the Trust, are responsible for making false and misleading statements, and omitting material information, concerning a variety of subjects, including oil and gas reserves. The plaintiffs seek class certification, an order rescinding the Trust’s initial public offering and an unspecified amount of damages, plus interest, attorneys’ fees and costs. As a result of its reorganization in bankruptcy in 2016, SandRidge is a nominal defendant only.

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

On April 2, 2020, the Trust filed a Motion for Summary Judgment as to Plaintiffs’ remaining claims against the Trust, arguing that there is no evidence of requisite intent by the Trust, and further, that the alleged acts and omissions of other defendants are not properly attributable to the Trust. That motion remains pending.

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

ITEM 1A. Risk Factors

Except as provided below, there have been no material changes to the risk factors contained in Item 1A of the 2019 Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil, NGL and natural gas. The West Texas Intermediate spot price of crude oil has dropped sharply from $61.18 per barrel on January 2, 2020 to $25.78 per barrel on May 12, 2020, attributable primarily to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts SandRidge or any third-party operator of the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil, NGL and natural gas prices will adversely affect SandRidge or third-party operators of the Underlying Properties. If commodity prices for crude oil, NGL and natural gas remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders, which could result in the early termination of the Trust as discussed in “Overview—Potential Early Termination of the Trust” in Part I, Item 2 of this report. Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the portion of the Royalty Interest relating to the abandoned well, and SandRidge would have no obligation to drill a replacement well.

To the extent COVID-19 adversely affects production from the Underlying Properties or SandRidge’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Form 10-K.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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

Date: May 14, 2020

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