Form 10-Q
period 2020-09-30
SandRidge Mississippian Trust I
filed 2020-11-12
CIK 1509228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 5, 2020, 28,000,000 units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I
FORM 10-Q
Quarter Ended September 30, 2020

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Trust has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions made by the Trust in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors the Trust believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Trust's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) and in Part II, Item 1A of this Quarterly Report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$3,290	$3,110
Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(301,882)	(297,258)
Net investment in royalty interests	7,082	11,706
Total assets	$10,372	$14,816
TRUST CORPUS
Trust corpus, 28,000,000 units issued and outstanding at September 30, 2020 and December 31, 2019	$10,372	$14,816

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Royalty income	$484	$1,473	$2,653	$5,310
Total revenues	484	1,473	2,653	5,310
Expenses
Post-production expenses	167	211	533	659
Production taxes	24	91	155	337
Trust administrative expenses	186	269	971	1,147
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	194	153	252	129
Total expenses	571	724	1,911	2,272
Distributable income available to unitholders	$(87)	$749	$742	$3,038
Distributable income per unit (28,000,000 units)	$—	$0.0267	$0.0265	$0.1084

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$10,706	$25,607	$14,816	$27,201
Amortization of investment in royalty interests	(441)	(845)	(1,327)	(2,447)
Impairment of investment in royalty interests	—	—	(3,296)	—
Net cash reserves withheld (used)	194	153	252	129
Distributable income	(87)	749	742	3,038
Distributions paid to unitholders	—	(734)	(815)	(2,991)
Trust corpus, end of period	$10,372	$24,930	$10,372	$24,930
Distributions per unit (28,000,000 units)	$—	$0.0262	$0.0291	$0.1068

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust units and 7,000,000 subordinated units, which subsequently converted to common units in July 2014 as a result of SandRidge having met its drilling obligation to the Trust in April 2013, to certain wholly owned subsidiaries of SandRidge. At September 30, 2020, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

The Trust will dissolve and begin to liquidate on December 31, 2030 (the “Termination Date”), unless sooner terminated in accordance with the provisions of the trust agreement, and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of the Royalty Interests will revert automatically to SandRidge. The remaining 50% of the Royalty Interests will be sold at that time, with the net proceeds of the sale, as well as any remaining Trust cash reserves, distributed to the unitholders on a pro rata basis. SandRidge has a right of first refusal to purchase the Royalty Interests retained by the Trust at the Termination Date. The Trust will not dissolve until the Termination Date unless any of the following occurs: (a) the Trust sells all of the Royalty Interests; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. In the case of any of the foregoing, the Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities. See “Early Termination of the Trust” in Note 6 below.

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

As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. As a result, during the nine-month period ended September 30, 2020, the Trust recorded an impairment to the carrying value of the Investment in Royalty Interests of $3.3 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There was no impairment to the carrying value of the investment in royalty interests during the three- and nine-month periods ended September 30, 2019. Material write-downs in subsequent periods may occur if commodity prices decline or are sustained at current levels. See “Risks and Uncertainties” in Note 5 below for further discussion.

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

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in November 2020. A summary of the Trust’s distributions to unitholders during the three- and nine-month periods ended September 30, 2020 and the year ended December 31, 2019 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit

Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$456,400	$0.0163
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	May 29, 2020	$358,400	$0.0128
Third Quarter	March 1, 2020 — May 31, 2020	July 23, 2020	N/A	$—	$—

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit

Calendar Quarter 2019
First Quarter	September 1, 2018 — November 30, 2018	January 24, 2019	February 22, 2019	$1,229,200	$0.0439
Second Quarter	December 1, 2018 — February 28, 2019	April 25, 2019	May 24, 2019	$1,027,600	$0.0367
Third Quarter	March 1, 2019 — May 31, 2019	July 25, 2019	August 23, 2019	$733,600	$0.0262
Fourth Quarter	June 1, 2019 — August 31, 2019	October 24, 2019	November 22, 2019	$380,800	$0.0136

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which for 2019 totaled $158,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month period ended September 30, 2020 totaled approximately $41,000 compared to approximately $40,000 for the three-month period ended September 30, 2019. The Trustee’s administrative fees paid during the nine-month period ended September 30, 2020 totaled approximately $121,000 compared to approximately $118,000 for the three-month period ended September 30, 2019.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. Administrative fees paid to SandRidge for each of the three-month periods ended September 30, 2020 and 2019, totaled $50,000. Administrative fees paid to SandRidge for each of the nine-month periods ended September 30, 2020 and 2019, totaled $150,000.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at September 30, 2020 or December 31, 2019.

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

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

6. Subsequent Events

Distribution to Unitholders. On October 23, 2020, the Trust announced that there would be no cash distribution in November 2020 with respect to production for the three-month period from June 1, 2020 to August 31, 2020. Distributable income for June 1, 2020 to August 31, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$619
Total revenues	619
Expenses
Post-production expenses	144
Production taxes	35
Cash reserves withheld by Trustee (1)	385
Total expenses	564
Distributable income	55
Additional cash reserve (2)	55
Distributable income available to unitholders	$—
Distributable income per unit (28,000,000 units issued and outstanding)	$—
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.
(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

COVID-19 and Oil Price Volatility. The amount of cash received or expected to be received by the Trust (and its ability to pay future distributions) has been and will be significantly and negatively impacted by prevailing low commodity prices, which have declined since the beginning of 2020 attributable primarily to the economic effects of the COVID-19 pandemic as well as the dispute over production levels between Russia and the members of OPEC, and could remain low for an extended period of time or decline further. Continued low oil, NGL and natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods, such as the third and fourth quarters of 2020, could result in no distributions to unitholders, and could negatively affect the value of the Royalty Interests, which could reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust as discussed below in “—Early Termination of the Trust.” Other important factors that could cause actual results to differ materially include expenses of the Trust and reserves for anticipated future expenses, and the effect, impact, potential duration or other implications of the COVID-19 pandemic.

Early Termination of the Trust. The trust agreement requires the Trust to dissolve and begin to liquidate on December 31, 2030 unless any of the following occurs: (a) the Trust sells all of the royalty interests previously conveyed to the Trust; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust will be required to dissolve and commence winding up beginning as of the close of business on November 13, 2020 (the “dissolution trigger date”). Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, within 30 days after the dissolution trigger date the Trustee plans to engage a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. The Trustee expects to complete the sale of the Trust’s assets and distribute the net proceeds of the sale to the Trust unitholders by the third quarter of 2021, and the Trust units are expected to be canceled shortly thereafter. Pending the sale of the Royalty Interests, and subject to the terms of such sale, the Trust anticipates that it will continue to receive income from the Royalty Interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

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

Early Termination of the Trust. The trust agreement requires the Trust to dissolve and begin to liquidate on December 31, 2030 unless any of the following occurs: (a) the Trust sells all of the royalty interests previously conveyed to the Trust; (b) cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million; (c) Trust unitholders approve an earlier dissolution of the Trust; or (d) the Trust is judicially dissolved. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust will be required to dissolve and commence winding up beginning as of the close of business on November 13, 2020 (the “dissolution trigger date”). Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, within 30 days after the dissolution trigger date the Trustee plans to engage a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. The Trustee expects to complete the sale of the Trust’s assets and distribute the net proceeds of the sale to the Trust unitholders by the third quarter of 2021, and the Trust units are expected to be canceled shortly thereafter. Pending the sale of the Royalty Interests, and subject to the terms of such sale, the Trust anticipates that it will continue to receive income from the Royalty Interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

Commodity Price Volatility; COVID-19 Pandemic. The Trust’s quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile, as demonstrated by significant price swings experienced during 2019 and have declined in 2020 attributable primarily to the economic effects of the global outbreak of the novel form of coronavirus known as COVID-19 and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”). The spot price for WTI crude oil has decreased from $61.17 on January 2, 2020 to $36.60 on November 2, 2020. Crude oil reached a closing NYMEX price low of negative $37.63 per barrel in April 2020. The responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which the COVID-19 pandemic negatively impacts SandRidge or any third-party operator of the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil, NGL and natural gas prices will adversely affect SandRidge or third-party operators of the Underlying Properties. As a result, there can be no assurance that prices for oil, natural gas and NGL, and therefore the Trust’s quarterly cash distributions, will be maintained for any significant period of time. Continued low oil, NGL and natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods, such as the third and fourth quarters of 2020, could result in no distribution to unitholders, and could negatively affect the value of the Royalty Interests, which could reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust.

Impairment of Investment in Royalty Interests. During the nine-month period ended September 30, 2020, the Trust recorded an impairment to the carrying value of the Investment in Royalty Interests of $3.3 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. There was no impairment in the carrying value of the Investment in Royalty Interests during the nine-month period ended September 30, 2019. Material write-downs in subsequent periods may occur if commodity prices decline or a change in circumstances causes a decline in expected future undiscounted cash flows relative to the carrying value of the investment in royalty interests. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of September 30, 2020, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

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

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and nine-month periods ended September 30, 2020 and 2019 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020(1)	2019(2)	2020(3)	2019(4)
Production Data
Oil (MBbls)	7	9	24	31
NGL (MBbls)	21	22	56	65
Natural gas (MMcf)	221	284	722	900
Combined equivalent volumes (MBoe)	64	79	200	245
Average daily combined equivalent volumes (MBoe/d)	0.7	0.9	0.7	0.9
Well Data
Initial and Trust Development Wells producing - average	79	90	81	92
Revenues (in thousands)
Royalty income	$484	$1,473	$2,653	$5,310
Total revenue	484	1,473	2,653	5,310
Expenses (in thousands)
Post-production expenses	167	211	533	659
Production taxes	24	91	155	337
Trust administrative expenses	186	269	971	1,147
Cash reserves withheld for current Trust expenses, net of amounts used	194	153	252	129
Total expenses	571	724	1,911	2,272
Distributable income available to unitholders	$(87)	$749	$742	$3,038
Average Prices
Oil (per Bbl)	$21.38	$58.66	$45.30	$57.64
NGL (per Bbl)	$4.94	$17.54	$10.82	$21.54
Combined oil and NGL (per Bbl)	$9.00	$29.59	$21.08	$33.11
Natural gas (per Mcf)	$1.08	$1.89	$1.34	$2.35
Combined equivalent (per Boe)	$7.54	$18.57	$13.21	$21.48
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$0.32	$1.14	$0.60	$1.62
Combined equivalent (per Boe)	$4.93	$15.88	$10.54	$18.79
Expenses (per Boe)
Post-production	$2.61	$2.69	$2.67	$2.69
Production taxes	$0.37	$1.16	$0.78	$1.37
____________________
1.Production volumes and related revenues and expenses for the three-month period ended September 30, 2020 (included in SandRidge’s August 2020 net revenue distribution to the Trust) represent production from March 1, 2020 to May 31, 2020.
2.Production volumes and related revenues and expenses for the three-month period ended September 30, 2019 (included in SandRidge’s August 2019 net revenue distribution to the Trust) represent production from March 1, 2019 to May 31, 2019.
3.Production volumes and related revenues and expenses for the nine-month period ended September 30, 2020 (included in SandRidge’s February, May and August 2020 net revenue distributions to the Trust) represent production from September 1, 2019 to May 31, 2020.
4.Production volumes and related revenues and expenses for the nine-month period ended September 30, 2019 (included in SandRidge’s February, May and August 2019 net revenue distributions to the Trust) represent production from September 1, 2018 to May 31, 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended September 30, 2020 totaled $0.5 million compared to $1.5 million received during the three-month period ended September 30, 2019. The approximate $1.0 million decrease in royalty income consisted of approximately $0.7 million attributable to a decrease in prices received in the 2020 period and approximately $0.3 million attributable to a decrease in total volumes produced. The average number of producing wells in the three-month period ended September 30, 2020 decreased by 11 from 90 in the three-month period ended September 30, 2019 because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2020 totaled approximately $0.1 million, or $0.37 per Boe, and were approximately 5.0% of royalty income. Production taxes for the three-month period ended September 30, 2019 totaled approximately $0.1 million, or $1.16 per Boe, and were approximately 6.3% of royalty income.

Distributable Income

There was no distributable income for the three-month period ended September 30, 2020 as costs, charges and expenses attributable to the properties in which the Trust holds royalty interests exceeded the revenue received. Distributable income for the three-month period ended September 30, 2019 was $0.8 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $153,000, reflecting approximately $422,000 withheld from the August 2019 cash distribution to unitholders partially offset by approximately $269,000 used to pay Trust expenses during the period.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the nine-month period ended September 30, 2020 totaled $2.7 million compared to $5.3 million received during the nine-month period ended September 30, 2019. The approximate $2.6 million decrease in royalty income consisted of approximately $1.6 million attributable to a decrease in prices received in the 2020 period and approximately $1.0 million attributable to a decrease in total volumes produced. The average number of producing wells in the nine-month period ended September 30, 2020 decreased by 11 from 92 in the nine-month period ended September 30, 2019 because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes for the nine-month period ended September 30, 2020 totaled approximately $0.2 million, or $0.78 per Boe, and were approximately 5.9% of royalty income. Production taxes for the nine-month period ended September 30, 2019 totaled approximately $0.3 million, or $1.37 per Boe, and were approximately 6.4% of royalty income.

Distributable Income

Distributable income for the nine-month period ended September 30, 2020 was $0.7 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $252,000, reflecting approximately $1.2 million withheld in aggregate from the February 2020, May 2020 and August 2020 cash distributions to unitholders partially offset by approximately $1.0 million used to pay Trust expenses during the period. Distributable income for the nine-month period ended September 30, 2019 was $3.0 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $129,000, reflecting approximately $1.3 million withheld in aggregate from the February 2019, May 2019 and August 2019 cash distributions to unitholders partially offset by approximately $1.1 million used to pay Trust expenses during the period.

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

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. No such loan was outstanding at September 30, 2020 or December 31, 2019.

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

Trust Distributions to Unitholders. During the nine-month period ended September 30, 2020, the Trust’s distributions to unitholders were as follows:

				Total
	Covered			Distribution
	Production Period	Date Declared	Date Paid	Paid

Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$456,400
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	May 29, 2020	$358,400
Third Quarter	March 1, 2020 — May 31, 2020	July 23, 2020	N/A	$—

Future Trust Distributions to Unitholders. During the three-month production period from June 1, 2020 to August 31, 2020, average oil prices decreased significantly compared to the three-month period ended May 31, 2020. On October 23, 2020, the Trust announced that there would be no distribution to unitholders with respect to production for the period. See “Distribution to Unitholders” in Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for additional discussion of this future distribution. See also “Overview—Commodity Price Volatility; COVID-19 Pandemic” and “— Early Termination of the Trust” for discussion of the effects of continued low oil, NGL and natural gas prices on cash available for distribution to unitholders in future periods.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic has had, and is likely to continue to have, a negative impact on worldwide economic and commercial activity and financial markets, as well as global demand for crude oil, NGL and natural gas. The economic effects of the COVID-19 pandemic, combined with the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices, have created uncertainty in the oil industry and led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020. The West Texas Intermediate spot price of crude oil has declined from $61.17 per barrel on January 2, 2020 to $36.60 per barrel on November 2, 2020. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which the COVID-19 pandemic negatively impacts SandRidge or any third-party operator of the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil, NGL and natural gas prices will adversely affect SandRidge or third-party operators of the Underlying Properties. If commodity prices for crude oil, NGL and natural gas remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods, such as the third and fourth quarters of 2020, there may be no distribution to unitholders. and could negatively affect the value of the Royalty Interests, which could reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust as discussed in “Overview—Early Termination of the Trust.” Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the portion of the Royalty Interest relating to the abandoned well, and SandRidge would have no obligation to drill a replacement well.

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

Date: November 12, 2020

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