Form 10-K
period 2020-12-31
SandRidge Mississippian Trust I
filed 2021-03-24
CIK 1509228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑
The aggregate market value of Common Units of Beneficial Interest of the Trust held by non-affiliates on June 30, 2020 (the last business day of its most recently completed second quarter) was approximately $3.3 million based on the closing price as quoted on the OTC Pink Market. As of March 17, 2021, there were 28,000,000 Common Units of Beneficial Interest in SandRidge Mississippian Trust I outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

SANDRIDGE MISSISSIPPIAN TRUST I
2020 ANNUAL REPORT ON FORM 10-K

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Risk Factors” in Item 1A and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or SandRidge’s future financial position, business strategy, project costs and plans and objectives for future operations, information regarding costs and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Trust has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions made by SandRidge in light of SandRidge’s experience and its perception of historical trends, current conditions and expected future developments as well as other factors the Trust and SandRidge believe are appropriate under the circumstances. However, whether actual results and developments will conform with the Trust’s and SandRidge’s expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of this report, which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.
i

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil or other liquid hydrocarbons.

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil. Although an equivalent barrel of condensate or natural gas may be equivalent to a barrel of oil on an energy basis, it is not equivalent on a value basis as there may be a large difference in value between an equivalent barrel and a barrel of oil. For example, based on the commodity prices used to prepare the estimate of the Trust’s reserves at year-end 2020 of $39.57/ Bbl for oil and $1.99/ Mcf for natural gas, the ratio of economic value of oil to natural gas was approximately 20 to 1, even though the ratio for determining energy equivalency is 6 to 1.

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

Copies of reports filed by the Trust under the Exchange Act are made available as soon as reasonably practicable after such materials are filed with or furnished to the Securities and Exchange Commission (“SEC”). Certain information concerning the Trust and Trust units as well as a link to the Trust’s filings with the SEC may be obtained at the following website location: https://sdt.q4web.com/home/default.aspx. Any materials filed with the SEC may be accessed via the SEC’s website at www.sec.gov. The Trust will also provide electronic or paper copies of its filings free of charge upon request to the Trustee.

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

The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and natural gas liquids (“NGL”) production attributable to SandRidge’s net revenue interest in 36 wells producing at December 31, 2010, and one additional well undergoing completion operations at that time (together, the “Initial Wells”), and 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of oil, natural gas and NGL production attributable to SandRidge’s net revenue interest in 123 development wells drilled (the “Trust Development Wells”) within an area of mutual interest (“AMI”) between January 1, 2011, the effective date of the conveyances, and June 30, 2013. Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2015. SandRidge fulfilled this obligation in April 2013, and, as a result, the subordinated units converted to Trust units in July 2014. At December 31, 2020, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. If the reduced demand for crude oil in the global market as a result of the economic effects of the novel form of coronavirus (“COVID-19”) pandemic persists for the near future or longer, such factors could have a negative impact on the financial condition and economic performance of SandRidge, which could affect SandRidge’s ability to operate the Trust wells and provide services to the Trust.

Early Termination of the Trust; Sale of Trust Assets. The trust agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust was required to dissolve and commence winding up beginning as of the close of business on November 13, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. Among such contingent, conditional or unmatured claims for which the Trustee expects it will need to make provision out of the net proceeds of the sale are the Trust’s potential liabilities with respect to the Securities Litigation described under “Legal Proceedings” in Note 5 to the financial statements included in Item 8 of this report. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders.

The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, the Trustee has engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. The Trustee expects to complete the sale of the Trust’s assets by the end of the third quarter of 2021 and to distribute the net proceeds of the sale to the Trust unitholders on the following quarterly payment date. The Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the royalty interests, and subject to the effective date and other terms of such sale or sales, the Trust anticipates that it will continue to receive income from the royalty interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

Delisting of Trust Units. On May 16, 2019, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period that ended May 14, 2019. As the Trust was unable to regain compliance with the applicable standards within a six-month cure period that concluded on November 16, 2019, the NYSE announced the suspension of trading of the Trust units due to non-compliance with Section 802.01C of the NYSE Listed Company Manual, effective as of the close of trading on November 18, 2019, and announced that it was initiating proceedings to delist the Trust units. As a result, the Trust units transitioned to the OTC Pink Market, operated by OTC Markets Group, effective with the opening of trading on November 19, 2019 under the trading symbol “SDTTU.” On December 4, 2019, the NYSE filed a Form 25 to delist the Trust units, which became effective on December 14, 2019. A trading market for the Trust units might not continue to exist on the OTC Pink Market. Moreover, current trading levels might not be sustained or could diminish.

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

Agreements with SandRidge

In conjunction with the conveyance of the Royalty Interests to the Trust, the Trust entered into the following agreements with SandRidge and/or one of its wholly owned subsidiaries:

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement, as amended, will terminate on the earliest to occur of (i) the date the Trust is finally wound up and liquidated in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee.

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

Properties

As of December 31, 2020, 2019 and 2018, the Trust’s properties consisted of Royalty Interests in (a) the Initial Wells and (b) 121 additional wells (equivalent to approximately 124 Trust Development Wells under the development agreement) that were drilled and perforated for completion between December 31, 2010 and June 30, 2013. SandRidge was credited for having drilled one full Trust Development Well if a well was drilled and perforated for completion with a minimum perforated length of 2,500 feet and SandRidge’s net revenue interest in the well is equal to 57.0%. For wells with a perforated length of less than 2,500 feet and for wells in which SandRidge had a net revenue interest greater or less than 57.0%, SandRidge received proportionate credit for such well. The Royalty Interests are in properties producing from the Mississippian formation in Oklahoma.

Proved Reserves. The following estimates of net proved oil, natural gas and NGL reserves are based on reserve reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum engineers. The PV-10 and Standardized Measure shown in the table below are not intended to represent the current value of estimated oil, natural gas and

NGL reserves attributable to the Royalty Interests as of the dates shown. The reserve reports as of December 31, 2020, 2019 and 2018 were based on the average price during the 12-month periods ended December 31, 2020, 2019 and 2018, using first-day-of-the-month prices for each month. Refer to “Risk Factors” in Item 1A of this report and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report in evaluating the reserve information presented below.

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

Internal Controls. Along with SandRidge’s reserve engineers, the Chief Operating Officer serves as the technical professional providing oversight of the reserve estimate. The reserve engineers monitor asset performance, making reserves estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Reserve information includes production histories as well as other geologic, economic, ownership and engineering data.

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

•The Chief Operating Officer reports directly to SandRidge’s Chief Executive Officer.

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

Reporting of Natural Gas Liquids. Natural gas liquids, or NGL, are produced as a result of the processing of a portion of the Trust’s natural gas production stream. At December 31, 2020, NGL constituted approximately 30% of the Trust’s total proved reserves on a barrel equivalent basis and represented volumes to be produced from properties where contracts are in place for the extraction and separate sale of NGL. NGL are products sold by the gallon. In reporting proved reserves and production of NGL, production and reserves have been included in barrels. The extraction of NGL in the processing of natural gas reduces the volume of natural gas available for sale. All production information related to natural gas is reported net of the effect of any reduction in natural gas volumes resulting from the processing and extraction of NGL.

A summary of the Trust’s proved oil, natural gas and NGL reserves, all of which are located in the continental United States, is presented below:

	December 31,
Estimated Proved Reserves(1)	2020	2019	2018
Developed
Oil (MBbls)	134.7	206.0	295.6
NGL (MBbls)	341.3	370.3	562.0
Natural gas (MMcf)	3,911.0	6,264.9	9,522.9
Total proved developed (MBoe)(2)	1,127.8	1,620.5	2,444.8

Undeveloped
Oil (MBbls)	—	—	—
NGL (MBbls)	—	—	—
Natural gas (MMcf)	—	—	—
Total proved undeveloped (MBoe)(2)	—	—	—

Total Proved
Oil (MBbls)	134.7	206.0	295.6
NGL (MBbls)	341.3	370.3	562.0
Natural gas (MMcf)	3,911.0	6,264.9	9,522.9
Total proved (MBoe)(2)	1,127.8	1,620.5	2,444.8

PV-10 (in millions)(3)	$6.2	$12.7	$26.4
Standardized Measure of Discounted Net Cash Flows (in millions)(3)	$6.2	$12.7	$26.4
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

	Weighted average wellhead prices			Index prices
	Oil (per Bbl)	NGL (per Bbl)	Natural gas (per Mcf)	Oil (per Bbl)	Natural gas (per Mcf)
December 31, 2020	$38.06	$6.33	$0.86	$39.57	$1.99
December 31, 2019	$53.97	$12.25	$1.26	$55.69	$2.58
December 31, 2018	$64.30	$25.08	$1.83	$65.56	$3.10
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

Proved reserves decreased from 1,621 MBoe at December 31, 2019 to 1,128 MBoe at December 31, 2020. This reserve reduction resulted primarily from 2020 production totaling 237 MBoe and downward revisions to previous estimates of 255 MBoe associated with the decrease in year-end SEC commodity pricing. Proved reserves decreased from 2,445 MBoe at December 31, 2018 to 1,621 MBoe at December 31, 2019. This reserve reduction resulted primarily from 2019 production totaling 294 MBoe and (A) downward revisions to previous estimates comprising (i) 344 MBoe associated with increased commodity price differentials, (ii) 269 MBoe associated with the decrease in year-end SEC commodity pricing, and (iii) 117 MBoe as a result of wells being shut-in during 2019 and changes in well performance, and (B) a positive reserve revision of 229 MBoe associated with changes to the operator’s lease operating costs and other reserve parameters partially offsetting these downward revisions.

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

Proved Undeveloped Reserves.

Under the terms of the development agreement, SandRidge was obligated to drill, or cause to be drilled, the Trust Development Wells by December 31, 2015. SandRidge fulfilled its drilling obligation to the Trust in April 2013. Accordingly, the Trust did not have any proved undeveloped reserves at December 31, 2020, 2019 and 2018, no Trust Development Wells were drilled during the years ended December 31, 2020, 2019 and 2018, and none will be drilled in the future.

Production and Price History

The following tables set forth information regarding the net oil, natural gas and NGL production attributable to the Royalty Interests and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2020(1)	2019(2)	2018(3)
Production Data
Oil (MBbls)	29	39	51
NGL (MBbls)	74	83	77
Natural gas (MMcf)	920	1,178	1,328
Combined equivalent volumes (MBoe)(4)	256	318	349
Average daily total volumes (MBoe/d)	0.7	0.9	1.0

Average Prices
Oil (per Bbl)	$44.04	$56.92	$60.76
NGL (per Bbl)	$10.67	$19.82	$28.80
Natural gas (per Mcf)	$1.30	$2.12	$2.11
Total (per Boe)	$12.73	$19.94	$23.23

Average Prices - including impact of post-production expenses
Natural gas (per Mcf)	$0.57	$1.39	$1.42
Combined equivalent (per Boe)	$10.09	$17.22	$20.59

Expenses (per Boe)
Post-production	$2.65	$2.72	$2.64
Production taxes	$0.74	$1.26	$1.50
Total expenses	$3.39	$3.98	$4.14
____________________
(1) Production volumes and related revenues and expenses for the year ended December 31, 2020 (included in SandRidge’s 2020 net revenue distributions to the Trust) represent production from September 1, 2019 to August 31, 2020.
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

Productive Wells

The following table sets forth as of December 31, 2020 the number of productive wells subject to the Royalty Interests. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells subject to the Royalty Interests and net wells are the sum of the Trust’s fractional royalty interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Productive Wells	68	21.4	—	—	68	21.4

Developed and Undeveloped Acreage

As of April 2013, SandRidge had drilled and perforated for completion approximately 124 equivalent Trust Development Wells, thus fulfilling its drilling obligation. Accordingly, the AMI terminated effective April 2013, and no additional wells have been or will be drilled for the Trust.

Drilling Activity

There were no wells drilled or completed during 2020 or 2019, and there were no wells subject to the Royalty Interests drilling or awaiting completion at December 31, 2020 or 2019.

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

SandRidge sells oil, natural gas and NGL from the Underlying Properties to a variety of customers, including oil and natural gas companies and trading and energy marketing companies. During each of 2020 and 2019, two customers individually accounted for more than 10% of total revenue attributable to the Royalty Interests. The number of readily available purchasers for the production from the Underlying Properties makes it unlikely that the loss of a single customer in the areas in which SandRidge sells oil, natural gas and NGL production from the Underlying Properties would materially affect the Trust’s revenue. The Trust is not committed under any existing contracts or agreements to provide fixed and determinable quantities of oil, NGL or natural gas in the future. See the table below for additional information on SandRidge’s major customers for the production from the Underlying Properties.

	Sales	% of Revenue
	(in thousands)
2020
Targa Pipeline Mid-Continent West OK LLC	$1,952	59.9%
Plains All American, Inc.	$1,175	36.1%
2019
Targa Pipeline Mid-Continent West OK LLC	$4,118	64.4%
Plains All American, Inc.	$2,040	31.9%

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

Air Emissions. The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of air pollutants through emissions standards, construction and operating permitting programs, and the imposition of other compliance requirements. These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. The need to acquire such permits has the potential to delay or limit the development of oil and natural gas projects or require SandRidge to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, the EPA in 2012 adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require SandRidge to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

The EPA also is charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact SandRidge’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the NAAGS, for ozone from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The new administration will have an opportunity to revisit the ozone NAAQS. Although the EPA has designated all counties in which SandRidge operates as attainment areas for the 2015 ozone standard, these determinations may be revised in the future. State or federal implementation of the revised NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit SandRidge’s ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

Water Discharges. The federal Clean Water Act (“CWA”) and analogous state laws and implementing regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the states, respectively. Pursuant to these laws and regulations, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA, the U.S. Army Corps of Engineers (“ACE”), or an analogous state or tribal agency. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pre-treatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs. SandRidge does not presently discharge pollutants associated with the exploration, development and production of oil, natural gas and NGL on the Underlying Properties into federal or state waters.

How the EPA and the ACE define “waters of the United States” (“WOTUS”) can impact SandRidge’s regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On April 21, 2020, the EPA and the ACE issued a revised regulation (“2020 rule”) that narrowed the definition from that in the 2015 rule. Litigation has been filed on the 2020 rule, but it is currently effective in all jurisdictions. In January 2021, President Biden issued an Executive Order announcing that the new administration would review the 2020 rule, and the administration has asked that litigation on the 2020 rule be stayed while it considers how to proceed. To the extent that SandRidge must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, SandRidge could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

Climate Change. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA also has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect SandRidge’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA published the Methane Rule, as described above. Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require SandRidge to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

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

In addition, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause SandRidge to incur material costs.

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. A preliminary list must be provided to the Office of Management and Budget within 30 days of the order. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Various recommendations from the Working Group are due beginning June 1, 2021 and final recommendations no later than January 2022.

The adoption and implementation of laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from operations could require additional expenditures to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the Royalty Interests, and thus possibly have a material adverse effect on the Trust’s revenues. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such significant physical effects were to occur, they could have an adverse effect on SandRidge Production’s assets and operations and cause SandRidge to incur costs in preparing for and responding to them. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.

Endangered Species. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats without first obtaining an incidental take permit and implementing mitigation measures. Similar protections are offered to migratory birds under the federal Migratory Bird Treaty Act. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. In February 2016, the U.S. Fish and Wildlife Service (“USFWS”) published a final policy which alters how it identifies critical habitat for endangered and threatened species. On August 27, 2019, the USFWS published a final rule adopting several changes to ESA regulations, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The designation of previously unprotected species as threatened or endangered in areas where operations on the Underlying Properties are located could cause SandRidge to incur increased costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties. SandRidge is an active participant on various agency and industry committees that are developing or addressing various ESA and other federal and state agency programs to minimize potential impacts to its business and the Underlying Properties.

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

Item 1A. Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all of the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:

•If the Trust units are trading at a price in excess of any final distribution that may be reasonably expected to be made by the Trust following the distribution of the net proceeds from the sale of the Trust’s assets, the trading price of the Trust units is likely to include one or more abrupt decreases;

•Producing oil, natural gas and NGL from the Underlying Properties is a high risk activity with many uncertainties that could adversely affect future production from the Underlying Properties. Any such reductions in production could decrease cash that is available for distribution to unitholders;

•The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders;

•Continued volatility in oil, natural gas or NGL prices could reduce proceeds to the Trust and cash distributions to unitholders;

•The ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders;

•Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units;

•Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather;

•Adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders;

•The generation of proceeds for distribution by the Trust depends in part on access to and the operation of gathering, transportation and processing facilities. Limitations in the availability of those facilities could interfere with sales of oil, natural gas and NGL production from the Underlying Properties;

•Oil and natural gas wells are subject to operational hazards that can cause substantial losses. SandRidge maintains insurance but may not be adequately insured for all such hazards;

•The oil, natural gas and NGL reserves estimated to be attributable to the Royalty Interests are depleting assets and production from those reserves will diminish over time;

•The amount of cash available for distribution by the Trust is reduced by Trust expenses, post-production costs and applicable taxes associated with the Royalty Interests;

•The Trust has no hedges in place to protect against the price risk inherent in holding interests in oil and natural gas;

•The value of the Royalty Interests is highly dependent on the performance and financial condition of SandRidge;

•The bankruptcy of operators could impede the operation of wells;

•The Trust is passive in nature and has no voting rights in SandRidge, no managerial, contractual or other ability to influence SandRidge, no right to exercise control over the field operations of, or sale of oil, natural gas and NGL from the Underlying Properties;

•The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders;

•SandRidge could have interests that conflict with the interests of the Trust and Trust unitholders;

•SandRidge may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests; any such purchaser could have a weaker financial position and/or be less experienced in oil and natural gas development and production than SandRidge;

•The Trust units have been delisted from the New York Stock Exchange. It likely will be more difficult for unitholders to sell the Trust units or to obtain accurate quotations of the Trust units;

•The operation of the Underlying Properties is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner and feasibility of conducting operations on the properties, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests;

•The operation of the Underlying Properties is subject to environmental and occupational safety and health laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations or result in significant costs and liabilities;

•Legislation or regulatory initiatives intended to address seismic activity are restricting and could further restrict SandRidge’s ability and the ability of other operators of the Underlying Properties to dispose of saltwater produced alongside hydrocarbons;

•Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of SandRidge’s business operations;

•If the U.S. Internal Revenue Service (“IRS”) were to treat the Trust as a corporation for U.S. federal income tax purposes, then its cash available for distribution to unitholders would be substantially reduced;

•Each unitholder is required to pay taxes on the unitholder’s share of the Trust’s income even if the unitholder does not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income;

•The ownership and disposition of Trust units by tax-exempt organizations and non-U.S. persons may result in adverse tax consequences to them;

•The Trust prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date, in such quarter, instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders; and

•The availability and extent of percentage depletion deductions to the Trust unitholders for any taxable year is uncertain.

Risks Related to the Termination of the Trust

The Trust was required to dissolve and commence winding up effective November 13, 2020 pursuant to the terms of the trust agreement, which will result in the cancellation of the Trust units. If the Trust units are trading at a price in excess of any final distribution that may be reasonably expected to be made by the Trust following the distribution of the net proceeds from the sale of the Trust’s assets, the trading price of the Trust units is likely to include one or more abrupt decreases.

The trust agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust was required to dissolve and commence winding up beginning as of the close of business on November 13, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. Among such contingent, conditional or unmatured claims for which the Trustee expects it will need to make provision out of the net proceeds of the sale are the Trust’s potential liabilities with respect to the Securities Litigation described under “Legal Proceedings” in Note 5 to the financial statements included in Item 8 of this report. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders.

The Trustee expects to complete the sale of the Trust’s assets by the end of the third quarter of 2021 and to distribute the net proceeds of the sale to the Trust unitholders on the following quarterly payment date. The Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the royalty interests, and subject to the effective date and other terms of such sale or sales, the Trust anticipates that it will continue to receive income from the royalty interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period.

If the Trust units are trading at a price in excess of any final distribution amount that may reasonably be expected to be made by the Trust following the distribution of the net proceeds from the sale of the Trust’s assets, the trading price of the Trust units is likely to include one or more abrupt decreases. The market price of the Trust units may be affected by factors other than expectations regarding the possibility of any final distribution amount.

Operating Risks

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

The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and continuing through the beginning of 2021. The ongoing COVID-19 pandemic has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re‑opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID‑19 cases.

Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC, has led to significant global economic contraction generally and in the oil and gas industry in particular, which experienced a significant downturn during 2020 and into 2021. Although OPEC and its allies have since agreed to specified production cuts, crude oil prices have remained depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Crude oil, NGL and natural gas prices are expected to continue to be volatile as a result of the near-term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and the Trust cannot predict when prices will improve and stabilize. The Trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on the Sponsor’s business, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.

The extent to which the COVID-19 pandemic negatively impacts SandRidge or any third-party operator of the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil, NGL and natural gas prices will adversely affect SandRidge or third-party operators of the Underlying Properties. If commodity prices for crude oil, NGL and natural gas remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods, such as the third and fourth quarters of 2020, there may be no distribution to unitholders. and could negatively affect the value of the Royalty Interests, which could reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust as discussed in “General— Early Termination of the Trust; Sale of Trust Assets” in Item 1 of this report. Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the portion of the Royalty Interest relating to the abandoned well, and SandRidge would have no obligation to drill a replacement well.

The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the Trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments; actions taken by governmental authorities, the Sponsor’s customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.

To the extent COVID-19 adversely affects production from the Underlying Properties or SandRidge’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this Form 10‑K.

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

•the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

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

These factors and the volatility of the energy markets, which is expected to continue, make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For oil, from January 2019 through December 2020, the highest closing spot price for West Texas Intermediate (“WTI”) was $66.24 per Bbl and the lowest was -$36.98 per Bbl. For natural gas, from January 2019 through December 2020, the highest closing Henry Hub natural gas spot price was $4.25 per MMBtu and the lowest was $1.33 per MMBtu. In addition, the market price of oil and natural gas is generally lower in the summer months than during the winter months of the year due to decreased demand for oil and natural gas for heating purposes during the summer season.

Oil, natural gas and NGL prices experienced substantial fluctuations during 2019 and 2020. A buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken further. If commodity prices for crude oil, NGL and natural gas remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods, such as the third and fourth quarters of 2020, there may be no distribution to unitholders. and could negatively affect the value of the Royalty Interests, which could reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust as discussed in “General—Early Termination of the Trust; Sale of Trust Assets” in Item 1 of this report. Continued low oil, natural gas and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties causing the Trust to make substantial downward adjustments to its estimated proved reserves. As a result, SandRidge or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, one or more operators of the Underlying Properties could determine during periods of low oil, natural gas or NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, SandRidge or any third-party operator may abandon, at its cost, any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and SandRidge would have no obligation to drill a replacement well.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing WTI price low of -$36.98 per barrel of crude oil in April 2020. OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices, and they could further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the Underlying Properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders and could negatively affect the value of the Royalty Interests, which could reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust as discussed in “General— Early Termination of the Trust; Sale of Trust Assets” in Item 1 of this report.

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

In addition, the amount of funds available for distribution to unitholders is reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust administrative expenses. Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld the greater of $35,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $425,000. In 2019, the Trustee withheld an aggregate of approximately $152,000 from the funds otherwise available for distribution. In 2020, the Trustee withheld approximately $124,000 from the funds otherwise available for distribution. In February 2021, in light of the early termination of the Trust, the Trustee withheld approximately $96,000 from the funds otherwise available for distribution, which was the remaining amount needed to reach its targeted cash reserve.

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

As of December 31, 2020, SandRidge operates 73% of the Initial Wells and 93% of the Development Wells. The conveyances provide that SandRidge is obligated to market, or cause to be marketed, the oil and natural gas production related to the Underlying Properties. If SandRidge were to default on its obligation, the cash distributions to the Trust unitholders may be materially reduced. The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. Due to the Trust’s reliance on SandRidge to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on SandRidge’s performance.

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

The ability to operate the Underlying Properties depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for crude oil in the global market as a result of the economic effects of the COVID-19 pandemic persists for the near future or longer, such factors could have a negative impact on the financial condition and economic performance of SandRidge or other operators of the Underlying Properties.

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

Risks Related to the Structure of the Trust

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

Risks Related to Ownership of the Trust Units

The Trust units have been delisted from the New York Stock Exchange. It likely will be more difficult for unitholders to sell the Trust units or to obtain accurate quotations of the Trust units.

The Trust units ceased trading on the NYSE on November 18, 2019 and were delisted from the NYSE effective December 14, 2019. The Trust units transitioned to the OTC Pink Market, operated by OTC Markets Group, effective with the opening of trading on November 19, 2019 under the trading symbol “SDTTU.” A trading market for the Trust units might not continue to exist on the OTC Pink Market. Moreover, current trading levels might not be sustained or could diminish. Securities traded on the over-the-counter markets are typically less liquid than stocks that trade on the NYSE. Trading on the over-the-counter market may negatively affect the trading price and liquidity of the Trust units and could result in larger spreads in the bid and ask prices for Trust units. Unitholders may find it difficult to resell their Trust units due to the delisting.

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

As of March 17, 2021, SandRidge, through SandRidge Exploration and Production, LLC (“SandRidge E&P”), owned an aggregate of 7,528,063 Trust units. SandRidge may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust units. The Trust has granted registration rights to SandRidge, which, if exercised, would facilitate sales of Trust units by SandRidge to the public.

Legal, Environmental and Regulatory Risks

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

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil, natural gas and NGL produced from the Underlying Properties , while the physical effects of climate change could disrupt SandRidge’s production and cause SandRidge to incur significant costs in preparing for or responding to those effects.

In 2009, the EPA published its findings that emissions of carbon dioxide, methane and certain other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect SandRidge’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA published a final rule adopting New Source Performance Standards (“NSPS”) for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require SandRidge to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

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

A number of state and regional efforts also are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause SandRidge to incur material costs.

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. A preliminary list must be provided to the Office of Management and Budget within 30 days of the order. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Various recommendations from the Working Group are due beginning June 1, 2021 and final recommendations no later than January 2022.

Although it is not currently possible to predict how these executive orders or any proposed or future state or federal greenhouse gas legislation or regulation will impact SandRidge’s business, any regulation of greenhouse gas emissions that may be imposed in areas in which SandRidge conducts business could result in increased compliance costs or additional operating restrictions or reduced demand for SandRidge’s production.
The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from, the equipment and operations of SandRidge or other operators of the Underlying Properties could require additional expenditures to monitor, report and potentially reduce emissions of GHGs associated with their operations or could adversely affect demand for the oil, natural gas and NGL produced from the Underlying Properties. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Underlying Properties, and potentially subject the Underlying Properties and the operations of SandRidge or other operators of the Underlying Properties to greater regulation. Climate changes that have significant physical effects could also increase or decrease energy needs, depending on the duration and magnitude of those effects. The occurrence of any of these events that reduce or temporarily or permanently halt the production of oil, natural gas and NGL at any of the Underlying Properties will reduce Trust distributions by reducing the amount of proceeds available for distribution.

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

Cybersecurity Risks

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of SandRidge’s business operations.

In recent years, SandRidge has increasingly relied on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. SandRidge relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased in the oil and gas industry, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of SandRidge’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. SandRidge has experienced, and expects to continue to experience, attempts from hackers and other third parties to gain unauthorized access to its IT systems and networks. Although prior cyber-attacks have not had a material adverse impact on SandRidge’s operations or financial performance, SandRidge might not be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on SandRidge’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to SandRidge to implement further data protection measures.

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

Tax Risks Related to the Trust Units

The Trust’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes. If the IRS were to treat the Trust as a corporation for U.S. federal income tax purposes, then its cash available for distribution to unitholders would be substantially reduced.

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

Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to existing federal income tax laws that could affect publicly traded partnerships. Such proposals, if adopted, could eliminate the qualifying income exception for publicly traded partnerships deriving qualifying income from activities relating to fossil fuels thus treating such partnerships as corporations. The Trust currently relies upon this qualifying income exemption for the treatment of the Trust as a partnership for U.S. federal income tax purposes, which was not modified under the TCJA (see “—Tax legislation enacted in 2017 may have a significant impact on the taxation of the Trust and Trust unitholders.”

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

persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The TCJA, discussed above, treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or another exception is available. Pursuant to final Treasury Regulations issued on October 7, 2020, this new withholding obligation will become applicable to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.

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

Item 3. Legal Proceedings

See “Legal Proceedings” in Note 5 to the financial statements included in Item 8 of this report for a description of the legal proceedings to which the Trust is a party.

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

	High	Low
Calendar Quarter 2020
First Quarter	$0.24	$0.08
Second Quarter	$0.24	$0.11
Third Quarter	$0.21	$0.01
Fourth Quarter	$0.21	$0.10

Calendar Quarter 2019
First Quarter	$1.10	$0.78
Second Quarter	$1.05	$0.45
Third Quarter	$0.68	$0.49
Fourth Quarter	$0.53	$0.11

On March 17, 2021, there were five record unitholders of the Trust units.

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

Recent Sales of Unregistered Securities

None.

Purchases of Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2020.

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

Trust Termination and Overview

The following is a brief overview of certain matters discussed more thoroughly elsewhere in this report.

The trust agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust was required to dissolve and commence winding up beginning as of the close of business on November 13, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. Among such contingent, conditional or unmatured claims for which the Trustee expects it will need to make provision out of the net proceeds of the sale are the Trust’s potential liabilities with respect to the Securities Litigation described under “Legal Proceedings” in Note 5 to the financial statements included in Item 8 of this report. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders.

The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, the Trustee has engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. The Trustee expects to complete the sale of the Trust’s assets and distribute the net proceeds of the sale to the Trust unitholders by the end of the third quarter of 2021 and to distribute the net proceeds of the sale to the Trust unitholders on the following quarterly payment date. The Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the royalty interests, and subject to the effective date and other terms of such sale or sales, the Trust anticipates that it will continue to receive income from the royalty interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of oil, natural gas and NGL. The markets for these commodities are volatile, as demonstrated by significant price swings experienced during 2019 and in 2020 attributable primarily to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of OPEC. Crude oil reached a closing NYMEX price low of negative $37.63 per barrel in April 2020. A buildup in inventories, lower global demand, or other factors could cause prices for U.S. oil, natural gas and NGL to weaken further.

Results of Trust Operations

Results of the Trust for the Years Ended December 31, 2020 and 2019

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when the Trust receives net revenue distributions from SandRidge. Information regarding the Trust’s revenues, expenses, production and pricing for the years ended December 31, 2020 and 2019 is presented below.

	Year Ended December 31,
	2020 (1)	2019 (2)
Production data
Oil (MBbls)	29	39
NGL (MBbls)	74	83
Natural gas (MMcf)	920	1,178
Combined equivalent volumes (MBoe)(3)	256	318
Average daily total volumes (MBoe/d)	0.7	0.9
Well data
Initial and Trust Development Wells producing - average	80	91
Revenues (in thousands)
Royalty income	$3,272	$6,393
Total revenue	3,272	6,393
Expenses (in thousands)
Post-production expenses	677	864
Production taxes	190	401
Trust administrative expenses	1,207	1,394
Cash reserves withheld for current Trust expenses, net of amounts used	455	303
Total expenses	2,529	2,962
Distributable income available to unitholders	$743	$3,431
Average prices
Oil (per Bbl)	$44.04	$56.92
NGL (per Bbl)	$10.67	$19.82
Natural gas (per Mcf)	$1.30	$2.12
Total (per Boe)	$12.73	$19.94
Average prices - including impact of post-production expenses
Natural gas (per Mcf)	$0.57	$1.39
Total (per Boe)	$10.09	$17.22
Expenses (per Boe)
Post-production	$2.65	$2.72
Production taxes	$0.74	$1.26
____________________
(1) Production volumes and related revenues and expenses for the year ended December 31, 2020 (included in SandRidge’s 2020 net revenue distributions to the Trust) represent oil, natural gas and NGL production from September 1, 2019 to August 31, 2020.
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

Comparison of Results of the Trust for the Years Ended December 31, 2020 and 2019

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the year ended December 31, 2020 totaled $3.3 million compared to $6.4 million received during the year ended December 31, 2019. The approximate $3.1 million decrease in royalty income consisted of approximately $1.3 million attributable to the decrease in total volumes produced, and approximately $1.8 million attributable to a decrease in prices received. The average number of producing wells decreased by 11 during the year ended December 31, 2020 compared to the year ended December 31, 2019 as wells that could not economically produce due to continued depressed pricing were shut-in.

Expenses

Post-Production Expenses. The Trust bears post-production expenses attributable to production from the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the natural gas produced. Post-production expenses totaled approximately $0.7 million in the year ended December 31, 2020 compared to approximately $0.9 million in the year ended December 31, 2019. The decrease in post-production expense is attributable to the decrease in total volumes produced.

Production Taxes. Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, excluding the effects of derivative settlements and net of any applicable tax credits. Production taxes for the year ended December 31, 2020 totaled $0.2 million, or $0.74 per Boe, and were approximately 5.8% of royalty income. Production taxes for the year ended December 31, 2019 totaled $0.4 million, or $1.26 per Boe, and were approximately 6.3% of royalty income.

Trust Administrative Expenses. Trust administrative expenses for the year ended December 31, 2020 totaled approximately $1.2 million compared to approximately $1.4 million for the year ended December 31, 2019. Trust administrative expenses were lower during 2020 compared to 2019 due to invoice payment timing.

Distributable Income

Distributable income for the year ended December 31, 2020 was $0.7 million, which included a net addition of approximately $0.5 million to the cash reserve for the payment of future Trust expenses reflecting approximately $1.7 million withheld in aggregate from 2020 cash distributions to unitholders partially offset by approximately $1.2 million used to pay Trust expenses during the period. Distributable income for the year ended December 31, 2019 was $3.4 million, which included a net addition of approximately $0.3 million to the cash reserve for the payment of future Trust expenses reflecting approximately $1.7 million withheld in the aggregate from 2019 cash distributions to unitholders partially offset by approximately $1.4 million used to pay Trust expenses during the period.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flow generated from the Royalty Interests and borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the financial statements included in Item 8 of this report. The Trust’s primary uses of cash are distributions to Trust unitholders, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. See Item 3 of this report for a description of the impact of legal proceedings on the Trust’s administrative expenses. The Trust is not obligated to pay any operating expenses or capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter, over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee has not loaned and does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to Trust unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. There was no such loan outstanding at either December 31, 2020 or 2019.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee has withheld, the greater of $35,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $425,000. In 2019, the Trustee withheld an aggregate of approximately $152,000 from the funds otherwise available for distribution. In 2020, the Trustee withheld an aggregate of approximately $124,000 from the funds otherwise available for distribution. In February 2021, in light of the early termination of the Trust, the Trustee withheld approximately $96,000 from the funds otherwise available for distribution, which was the remaining amount needed to reach its targeted cash reserve.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including the operation of the Trust wells, remittance of net proceeds from the sale of associated production to the Trust, administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust. The ability to operate the properties depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. If the reduced demand for crude oil in the global market as a result of the economic effects of the COVID-19 pandemic persists for the near future or longer, such factors could have a negative impact on the financial condition and economic performance of SandRidge, which could affect SandRidge’s ability to operate the Trust wells and provide services to the Trust.

Trust Distributions to Unitholders. During the years ended December 31, 2020 and 2019, the Trust’s distributions to unitholders were as follows:

	Covered Production Period	Date Declared	Date Paid	Total Distribution Paid

Calendar Quarter 2020
First Quarter	September 1, 2019 - November 30, 2019	January 23, 2020	February 28, 2020	$456,400
Second Quarter	December 1, 2019 - February 29, 2020	April 23, 2020	May 27, 2020	$358,400
Third Quarter	March 1, 2020 - May 31, 2020	July 23, 2020	N/A	—
Fourth Quarter	June 1, 2020 - August 31, 2020	October 23, 2020	N/A	—
Calendar Quarter 2019
First Quarter	September 1, 2018 - November 30, 2018	January 24, 2019	February 22, 2019	$1,229,200
Second Quarter	December 1, 2018 - February 28, 2019	April 25, 2019	May 24, 2019	$1,027,600
Third Quarter	March 1, 2019 - May 31, 2019	July 25, 2019	August 23, 2019	$733,600
Fourth Quarter	June 1, 2019 - August 31, 2019	October 24, 2019	November 22, 2019	$380,800

On February 26, 2021, the Trust paid a cash distribution of $0.0029 per Trust unit covering production for the three-month period from September 1, 2020 to November 30, 2020. The distribution totaled approximately $80,000 and was made to Trust unitholders of record as of February 12, 2021.

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

Contractual Obligations. Pursuant to the terms of the administrative services agreement with SandRidge, the Trust is obligated to pay SandRidge an annual administrative services fee of $200,000 for accounting, tax preparation, bookkeeping and informational services to be performed by SandRidge on behalf of the Trust throughout the life of the Trust. Pursuant to the trust agreement, the Trust pays the Trustee an annual administrative fee, which prior to January 1, 2017 was $150,000. The annual fee can be adjusted for inflation by no more than 3% in any year through 2030. The annual administrative fee, which was adjusted for inflation in April 2020, currently is approximately $163,000. In addition, under the trust agreement the Trust is obligated to pay the Delaware Trustee an annual fee of $2,300, throughout the life of the Trust.

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

Impairment of Investment in Royalty Interests. The investment in royalty interests is assessed to determine whether net capitalized cost is impaired whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairments of the investment in royalty interests are determined by comparing the net capitalized costs of investment in royalty interests to undiscounted future net revenues attributable to the Trust’s interest in the proved oil, natural gas and NGL reserves of the Underlying Properties. The Trust provides a write-down to the extent that the net capitalized costs exceed the fair value of the Royalty Interests, which is determined using future cash flows of the oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. Different pricing assumptions or discount rates could result in a different calculated impairment. For December 31, 2020 as the Trust assets now meet the criteria for Held for Sale, the impairment was determined by taking the estimated fair value less the estimated cost to sell the assets. Fair value was derived from relevant market pricing related to the sale of a similar asset that was sold recently pursuant to a sale process conducted by a third-party advisor. The Trust recorded impairments in the carrying value of the Investment in Royalty Interests of $4.7 million and $9.4 million during the years ended December 31, 2020 and 2019, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust's distributable income.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on this evaluation, Sarah Newell, as Trust Officer, has concluded that the disclosure controls and procedures of the Trust are effective as of December 31, 2020 to provide reasonable assurance that the information required to be disclosed by the Trust in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control – Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Item 11. Executive Compensation

During the years ended December 31, 2020 and 2019, the Trustee and the Delaware Trustee received administrative fees from the Trust pursuant to the trust agreement. See the disclosures in the section entitled “Liquidity and Capital Resources – Contractual Obligations” in Item 7 of this report for the amounts of such compensation. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the Trust units as of March 17, 2021 by each person who, to the Trustee’s knowledge, beneficially owns more than 5% of the outstanding Trust units.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
SandRidge Energy, Inc. 1 E. Sheridan Ave., Suite 500 Oklahoma City, OK 73104	Common units	7,528,063	(1)	26.9%
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accountant Fees and Services

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

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Trust’s financial statements for 2020 and 2019 and fees billed for other services rendered by Deloitte & Touche LLP.

	2020	2019
Audit fees(1)	$195,000	$195,000
Tax fees	—	—
Total fees	$195,000	$195,000
____________________
(1) Fees for audit services in 2020 and 2019 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV

Item 15. Exhibit and Financial Statement Schedules

The following documents are filed as a part of this report:

(1) Financial Statements

Reference is made to the Index to Financial Statements appearing on page F-1.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3) Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Trust of SandRidge Mississippian Trust I	S-1	333-171551	3.1	01/05/2011
3.2	Amended and Restated Trust Agreement, dated as of April 12, 2011, by and among SandRidge Energy, Inc., SandRidge Mississippian Trust I, and The Corporation Trust Company	8-K	001-35122	3.1	04/18/2011
3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust I, dated June 13, 2012, by The Bank of New York Mellon Trust Company, N.A.	10-Q	001-35122	3.3	08/13/2012
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Act of 1934	10-K	001-35122	4.1	03/12/2020
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust I	8-K	001-35122	10.1	04/18/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (PUD), by and between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust I	8-K	001-35122	10.2	04/18/2011
10.3	Assignment of Overriding Royalty Interest, by and between Mistmada Oil Company and SandRidge Mississippian Trust I	8-K	001-35122	10.3	04/18/2011
10.4	Term Overriding Royalty Interest Conveyance (PDP), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35122	10.4	04/18/2011
10.5	Term Overriding Royalty Interest Conveyance (PUD), by and between SandRidge Exploration and Production, LLC and Mistmada Oil Company	8-K	001-35122	10.5	04/18/2011
10.6	Administrative Services Agreement, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust I	8-K	001-35122	10.6	04/18/2011
10.7	Amendment No. 1 to Administrative Services Agreement dated as of November 13, 2020 between SandRidge Energy, Inc. and SandRidge Mississippian Trust I	8-K	001-35122	10.1	01/08/2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.8	Registration Rights Agreement, dated as of April 12, 2011, by and between SandRidge Energy, Inc. and SandRidge Mississippian Trust I	8-K	001-35122	10.10	04/18/2011
16.1	Letter of PricewaterhouseCoopers LLP Regarding Changes in Registrant's Certifying Accountant	8-K	001-35122	16.1	5/14/2019
23.1	Consent of Cawley, Gillespie & Associates, Inc.					*
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*
99.1	Report of Cawley, Gillespie & Associates, Inc.					*

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

March 24, 2021

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

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm
Statements of Assets and Trust Corpus at December 31, 2020 and 2019	F-1
Statements of Distributable Income for the Years Ended December 31, 2020 and 2019	F-2
Statements of Changes in Trust Corpus for the Years Ended December 31, 2020 and 2019	F-3
Notes to Financial Statements	F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of SandRidge Mississippian Trust I
and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statement of assets and trust corpus of SandRidge Mississippian Trust I (the “Trust”) as of December 31, 2020 and 2019, the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2020 and 2019, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2020, in conformity with the modified cash basis of accounting described in Note 2.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment in Royalty Interests and Impairment of Investment in Royalty Interests — Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Trust’s investment in royalty interests is amortized on a units-of-production basis, whereby the Trust’s cost basis is divided by the proved reserves attributable to the Royalty Interests to derive an amortization rate per reserve unit. On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are considered as a significant unobservable input in the fair value measurement of reserves. The Trust engages independent petroleum engineers to assist in the estimate oil and natural gas quantities. The investment in royalty interests was $5.3 million as of December 31, 2020. Amortization of investment in royalty interests was $1.7 million for the period ended December 31, 2020 and impairment of investment in royalty interests was $4.7 million for the period ended December 31, 2020.

Given the significant judgments made by the Trustee, performing audit procedures to evaluate the Trust’s oil and natural gas reserve quantities and the related future net revenues, including the estimates and assumptions related to forecasted rates of production, require a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address the Trustee’s significant judgments and estimates associated with oil and natural gas reserves quantities and related future net revenues included the following, among others:

•We evaluated the reasonableness of the estimated reserve quantities by performing the following:
–Evaluating the experience, qualifications and objectivity of independent petroleum engineers.
–For a sample of proved developed wells, we evaluated the well’s expected forecasted production by comparing the expected decline rate of production in future periods to historical production volumes and decline rates of the well.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 24, 2021

We have served as the Trust’s auditor since 2019.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$3,493	$3,110
Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(303,714)	(297,258)
Net investment in royalty interests	5,250	11,706
Total assets	$8,743	$14,816
TRUST CORPUS
Trust corpus, 28,000,000 common units issued and outstanding at December 31, 2020 and 2019	$8,743	$14,816

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF DISTRIBUTABLE INCOME
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2020	2019
Revenues
Royalty income	$3,272	$6,393
Total revenues	3,272	6,393
Expenses
Post-production expenses	677	864
Production taxes	190	401
Trust administrative expenses	1,207	1,394
Cash reserves withheld for current Trust expenses, net of amounts used	455	303
Total expenses	2,529	2,962
Distributable income available to unitholders	743	3,431
Distributable income per common unit	$0.0265	$0.1225

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF CHANGES IN TRUST CORPUS
(In thousands)

	Years Ended December 31,
	2020	2019
Trust corpus, beginning of year	$14,816	$27,201
Amortization of investment in royalty interests	(1,713)	(3,302)
Impairment	(4,743)	(9,446)
Net cash reserves withheld	455	303
Distributable income	743	3,431
Distributions paid or payable to unitholders	(815)	(3,371)
Trust corpus, end of year	$8,743	$14,816

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

Pursuant to a development agreement between the Trust and SandRidge, SandRidge was obligated to drill, or cause to be drilled, 123 development wells within an area of mutual interest (“AMI”) by December 31, 2015 (the “Trust Development Wells”). SandRidge fulfilled this obligation in April 2013, and, as a result, the subordinated units converted to Trust units in July 2014. At December 31, 2020, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

Early Termination of the Trust. The trust agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust was required to dissolve and commence winding up beginning as of the close of business on November 13, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. Among such contingent, conditional or unmatured claims for which the Trustee expects it will need to make provision out of the net proceeds of the sale are the Trust’s potential liabilities with respect to the Securities Litigation described under “Legal Proceedings” in Note 5. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders.

The sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period. As required by the trust agreement, the Trustee has engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. The Trustee expects to complete the sale of the Trust’s assets by the end of the third quarter of 2021 and to distribute the net proceeds of the sale to the Trust unitholders on the following quarterly payment date. The Trust units are expected to be canceled shortly thereafter. Pending the sale or sales of the royalty interests, and subject to the effective date and other terms of such sale or sales, the Trust anticipates that it will continue to receive income from the royalty interests and will continue to make quarterly distributions to unitholders to the extent there is available cash after payment of Trust expenses and additions to cash reserves. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

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

Impairment of Investment in Royalty Interests.  On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest, which is determined using future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilizes the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. The Trust recorded an impairment in the carrying value of the Investment in Royalty Interests of $9.4 million during the year ended December 31, 2019. For December 31, 2020 as the Trust assets now meet the criteria for Held for Sale, the impairment was determined by taking the estimated fair value less the estimated cost to sell the assets. Fair value was derived from relevant market pricing related to the sale of a similar asset that was sold recently pursuant to a sale process conducted by a third-party advisor. The Trust recorded an impairment in the carrying value of the Investment in Royalty Interests of $4.7 million during the year ended December 31, 2020.

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

4. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. A summary of the Trust’s distributions to unitholders is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit

Calendar Quarter 2020
First Quarter	September 1, 2019 - November 30, 2019	January 23, 2020	February 28, 2020	$456,400	$0.0163
Second Quarter	December 1, 2019 - February 29, 2020	April 23, 2020	May 27, 2020	$358,400	$0.0128
Third Quarter	March 1, 2020 - May 31, 2020	July 23, 2020	N/A	—	—
Fourth Quarter	June 1, 2020 - August 31, 2020	October 23, 2020	N/A	—	—
Calendar Quarter 2019
First Quarter	September 1, 2018 - November 30, 2018	January 24, 2019	February 22, 2019	$1,229,200	$0.0439
Second Quarter	December 1, 2018 - February 28, 2019	April 25, 2019	May 24, 2019	$1,027,600	$0.0367
Third Quarter	March 1, 2019 - May 31, 2019	July 25, 2019	August 23, 2019	$733,600	$0.0262
Fourth Quarter	June 1, 2019 - August 31, 2019	October 24, 2019	November 22, 2019	$380,800	$0.0136

On February 26, 2021, the Trust paid a cash distribution covering production for the period from September 1, 2020 to November 30, 2020. See Note 8 for further discussion.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at December 31, 2020 or 2019.

Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond the Trust’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Low levels of future production and continued low commodity prices would continue to reduce the Trust’s revenues and distributable income available to unitholders, and could reduce the amount of proceeds the Trust would receive from a sale of the Trust’s assets in connection with the early termination of the Trust as discussed in “Early Termination of the Trust” in Note 1.

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and, if the Trustee deems it appropriate, begin reserving funds for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation.  The Trust may withhold estimated amounts from future distributions, including any distribution relating to the net proceeds from the sale of the Trust’s assets described under “Early Termination of the Trust” in Note 1, to cover future costs associated with the litigation if determined necessary. Additionally, the Trust may be contractually entitled to indemnification by SandRidge against losses, claims, damages, liabilities and expenses, including reasonable attorney’s fees and expenses, arising out of the Securities Litigation; however, in light of the status of the case, the Trust is not yet able to fully analyze rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

6. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays an annual administrative fee to the Trustee, which prior to 2017 was $150,000. The annual administrative fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the years ended December 31, 2020 and 2019 totaled approximately $162,000 and $158,000, respectively.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under this agreement. The administrative services agreement, as amended, will terminate on the earliest to occur of: (i) the date the Trust is finally wound up and liquidated in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. During each of the years ended December 31, 2020 and 2019, the Trust paid administrative fees to SandRidge equal to $200,000.

7. Major Customers

For the years ended December 31, 2020 and 2019, sales of production attributable to the Royalty Interests exceeding 10% of the Trust’s total revenues were made to the following oil or natural gas purchasers:

	Sales	% of Revenue
	(in thousands)
2020
Targa Pipeline Mid-Continent West OK LLC	$1,952	59.9%
Plains All American, Inc.	$1,175	36.1%
2019
Targa Pipeline Mid-Continent West OK LLC	$4,118	64.4%
Plains All American, Inc.	$2,040	31.9%

8. Subsequent Events

On January 28, 2021, the Trust declared a cash distribution of $0.0029 per unit covering production for the three-month period from September 1, 2020 to November 30, 2020 for record unitholders as of February 12, 2021. The distribution was paid on February 26, 2021. Distributable income for September 1, 2020 to November 30, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$732
Total revenues	732
Expenses
Post-production expenses	128
Production taxes	43
Cash reserves withheld by Trustee(1)	385
Total expenses	556
Distributable income	$176
Additional cash reserve(2)	96
Distributable income available to unitholders	$80
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0029
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.
(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

9. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited)

The following supplemental information includes capitalized costs related to oil and natural gas producing activities; costs incurred in oil and natural gas property acquisition, exploration and development; and the results of operations for oil and natural gas producing activities. Supplemental information is also provided for oil, natural gas and NGL production and average sales prices; the estimated quantities of proved oil, natural gas and NGL reserves; the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil, natural gas and NGL reserves. This supplemental information was prepared on an accrual basis, which is the basis upon which SandRidge and the Underlying Properties maintain their records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31, 2020
		For the period
	Modified Cash Basis(1)	September 1, 2019 to December 31, 2019	September 1, 2020 to December 31, 2020	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	28.9	(11.7)	7.3	24.5
NGL (MBbls)	73.5	(21.6)	23.1	75.0
Natural Gas (MMcf)	920.0	(342.6)	249.0	826.4
Combined equivalent volumes (MBoe)(3)	255.7	(90.4)	71.9	237.2

Royalty Income (in thousands)	$3,257	$(1,527)	$1,034	$2,764
Expenses (in thousands):
Post-production costs	677	(250)	171	598
Production taxes	190	(94)	62	158
	$2,390	$(1,183)	$801	$2,008

	Year Ended December 31, 2019
		For the period
	Modified Cash Basis(4)	September 1, 2018 to December 31, 2018	September 1, 2019 to December 31, 2019	Accrual Basis (2)
Production Data (Unaudited)
Oil (MBbls)	38.5	(14.7)	12.3	36.1
NGL (MBbls)	82.8	(26.8)	19.6	75.6
Natural Gas (MMcf)	1,177.9	(432.5)	350.7	1,096.1
Combined equivalent volumes (MBoe)(3)	317.7	(113.6)	90.4	294.4

Royalty Income (in thousands)	$6,333	$(3,049)	$1,825	$5,109
Expenses (in thousands):
Post-production costs	864	(260)	199	803
Production taxes	401	(182)	97	316
	$5,068	$(2,607)	$1,529	$3,990
____________________
(1) Production volumes attributable to the Royalty Interests and related revenues and expenses included in SandRidge’s 2020 net revenue distributions to the Trust. Represents production from September 1, 2019 to August 31, 2020.
(2) Production volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis for the years ended December 31, 2020 and 2019, respectively.
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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Trust’s capitalized costs consisted of the following (in thousands):

	December 31,
	2020	2019
Investment in royalty interests
Proved(1)	$308,964	$308,964
Unproved	—	—
Total investment in royalty interests	308,964	308,964
Less accumulated amortization and impairment	(303,714)	(297,258)
Net investment in royalty interests	$5,250	$11,706
____________________
(1) Royalty Interests conveyed to the Trust by SandRidge were in proved properties only.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

The Trust is not responsible for any costs incurred related to the Underlying Properties. As such, the Trust did not incur any costs in the exploration or development of oil and natural gas properties during the years ended December 31, 2020 or 2019.

Results of Operations for Oil and Natural Gas Producing Activities (Unaudited)

The Trust’s results of operations from oil and natural gas producing activities for each of the years ended December 31, 2020 and 2019 are shown in the following table (in thousands):

	December 31,
	2020(1)	2019(1)
Revenues	$2,779	$5,169
Expenses(2)
Post-production costs	598	803
Production taxes	158	316
Amortization and impairment expense(3)	6,456	12,748
Total expenses	7,212	13,867
Results of operations for oil and natural gas producing activities (excluding general and administrative costs and derivative settlements of the Trust)	$(4,433)	$(8,698)
____________________
(1) Revenues and post-production costs attributable to volumes produced from January 1 to December 31 of the respective year, regardless of whether proceeds from the sale of production have been remitted to the Trust by SandRidge.
(2) The Trust does not bear any well operating costs and is not subject to federal or state income taxes.
(3) Amortization is recorded by the Trust as volumes are produced and does not reduce distributable income, but rather, is recorded directly to trust corpus. Non-cash impairment charges to trust corpus of $4.7 million and $9.4 million were recorded during 2020 and 2019, respectively and did not affect the Trust's distributable income.

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

The summary below presents changes in the Trust’s estimated reserves during the years ended December 31, 2019 and 2020.

	Oil (MBbls)	NGL (MBbls)	Natural Gas (MMcf)(1)
Proved developed and undeveloped reserves
As of December 31, 2018	295.6	562.0	9,522.9
Revisions of previous estimates	(53.5)	(116.1)	(2,161.9)
Extensions and discoveries	—	—	—
Production(2)	(36.1)	(75.6)	(1,096.1)
As of December 31, 2019	206.0	370.3	6,264.9
Revisions of previous estimates	(46.8)	46.0	(1,527.4)
Extensions and discoveries	—	—	—
Production(2)	(24.5)	(75.0)	(826.5)
As of December 31, 2020	134.7	341.3	3,911.0

Proved developed reserves(3)
As of December 31, 2019	206.0	370.3	6,264.9
As of December 31, 2020	134.7	341.3	3,911.0
Proved undeveloped reserves(3)
As of December 31, 2019	—	—	—
As of December 31, 2020	—	—	—
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

The Trust recognized net reductions to reserves associated with proved properties of approximately 255 Mboe during 2020 associated with the decrease in year-end SEC commodity pricing. The Trust recognized net reductions to reserves associated with proved properties of approximately 824 Mboe during 2019. This reserve reduction resulted primarily from 2019 production totaling 294 MBoe and (A) downward revisions to previous estimates comprising (i) 344 MBoe associated with increased commodity price differentials, (ii) 269 MBoe associated with the decrease in year-end SEC commodity pricing, and (iii) 117 MBoe as a result of wells being shut-in during 2019 and changes in well performance, and (B) a positive reserve revision of 229 MBoe associated with changes to the operator’s lease operating costs and other reserve parameters partially offsetting these downward revisions.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The assumptions underlying the computation of the standardized measure of discounted cash flows are summarized as follows:

•the standardized measure includes estimates of proved oil, natural gas and NGL reserves and projected future production volumes based upon economic conditions;

•pricing is applied based upon 12-month average market prices at December 31, 2020 and 2019. The calculated weighted average per unit prices for the Trust’s proved reserves and future net revenues were as follows:

	December 31,
	2020	2019
Oil (per barrel)	$38.06	$53.97
NGL (per barrel)	$6.33	$12.25
Natural Gas (per Mcf)	$0.86	$1.26

•a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Trust’s future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure in ASC Topic 932 (in thousands).

	As of December 31,
	2020	2019
Future cash inflows from production	$10,663	$23,573
Future production costs(1)	(484)	(1,689)
Undiscounted future net cash flows(2)	10,179	21,884
10% annual discount	(3,940)	(9,155)
Standardized measure of discounted future net cash flows	$6,239	$12,729
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

The following table represents the Trust’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2018	$26,399
Revenues less post-production and other costs	(3,990)
Net changes in prices, production and other costs	(8,169)
Revisions of previous quantity estimates	(3,653)
Accretion of discount	2,351
Timing differences and other(1)	(209)
Net change for the year	(13,670)
Present value as of December 31, 2019	12,729
Revenues less post-production and other costs	(2,007)
Net changes in prices, production and other costs	(4,829)
Revisions of previous quantity estimates	(1,411)
Accretion of discount	565
Timing differences and other(1)	1,192
Net change for the year	(6,490)
Present value as of December 31, 2020	$6,239
____________________
(1) Changes in timing differences and other are related to revisions in the estimated timing of production and, as applicable, development.