Form 10-Q
period 2021-03-31
SandRidge Mississippian Trust I
filed 2021-05-14
CIK 1509228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 7, 2021, 28,000,000 units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I
FORM 10-Q
Quarter Ended March 31, 2021

All references to “we,” “us,” “our,” or the “Trust” refer to SandRidge Mississippian Trust I. References to “SandRidge” refer to SandRidge Energy, Inc., and where the context requires, its subsidiaries. The royalty interests conveyed by SandRidge from its interests in certain properties in the Mississippian formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.”

2

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust, SandRidge and other matters discussed herein that are subject to risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the Trust’s or SandRidge’s plans and objectives for future operations, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Trust has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions made by the Trust in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors the Trust believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Trust's expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), which could affect the future results of the energy industry in general, and the Trust and SandRidge in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on SandRidge’s business or the Trust’s results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$3,595	$3,493
Investment in royalty interests	308,964	308,964
Less: accumulated amortization and impairment	(304,564)	(303,714)
Net investment in royalty interests	4,400	5,250
Total assets	$7,995	$8,743
TRUST CORPUS
Trust corpus, 28,000,000 units issued and outstanding at March 31, 2021 and December 31, 2020	$7,995	$8,743

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2021	2020
Revenues
Royalty income	$732	$1,147
Total revenues	732	1,147
Expenses
Post-production expenses	128	190
Production taxes	44	69
Trust administrative expenses	377	477
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	103	(56)
Total expenses	652	680
Distributable income available to unitholders	$80	$467
Distributable income per unit (28,000,000 units)	$0.0029	$0.0167

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2021	2020
Trust corpus, beginning of period	$8,743	$14,816
Amortization of investment in royalty interests	—	(521)
Impairment of investment in royalty interests	(850)	(3,296)
Net cash reserves withheld (used)	103	(56)
Distributable income	80	467
Distributions paid to unitholders	(81)	(456)
Trust corpus, end of period	$7,995	$10,954
Distributions per unit (28,000,000 units)	$0.0029	$0.0163

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

The Trust holds Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”). See Note 6 for information regarding the Trust’s sale of the Royalty Interests in April 2021. The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust units and 7,000,000 subordinated units, which subsequently converted to common units in July 2014 as a result of SandRidge having met its drilling obligation to the Trust in April 2013, to certain wholly owned subsidiaries of SandRidge. At March 31, 2021, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

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

Early Termination of the Trust. The trust agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust was required to dissolve and commence winding up beginning as of the close of business on November 13, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. Among such contingent, conditional or unmatured claims for which the Trustee expects it will need to make provision out of the net proceeds of the sale are the Trust’s potential liabilities with respect to the Securities Litigation described under “Legal Proceedings” in Note 5. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders. Additionally, the sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period.

As required by the trust agreement, the Trustee engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party. See Note 6 for additional information regarding the sale of the Trust’s assets. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

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

As there are numerous uncertainties inherent in estimating quantities of proved reserves, these quantities are a significant unobservable input resulting in the fair value measurement being considered a level 3 measurement within the fair value hierarchy. As a result, during the three-month period ended March 31, 2020, the Trust recorded an impairment to the carrying value of the Investment in Royalty Interests of $3.3 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. For March 31, 2021 as the Trust assets now meet the criteria for Held for Sale, the impairment was determined by taking the estimated fair value less the estimated cost to sell the assets. Fair value was derived from relevant market pricing related to the sale of a similar asset that was sold recently pursuant to a sale process conducted by a third-party advisor. The Trust recorded an impairment in the carrying value of the Investment in Royalty Interests of $0.9 million during the three-month period ended March 31, 2021. See “Risks and Uncertainties” in Note 5 below for further discussion.

Distributable Income Per Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding, interest income and the timing of the Trust’s payment of Trust administrative expenses.

Interim Financial Statements. The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies stated in the audited financial statements contained in the 2020 Form 10-K and reflect all adjustments that are, in the opinion of the Trustee, necessary to state fairly the information in the Trust’s unaudited interim financial statements. The accompanying statement of assets and trust corpus as of December 31, 2020 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2020 Form 10-K.

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

3. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. See Note 6 for discussion of the Trust’s quarterly distribution to be paid in May 2021. A summary of the Trust’s distributions to unitholders during the three-month period ended March 31, 2021 and the year ended December 31, 2020 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit

Calendar Quarter 2021
First Quarter	September 1, 2020 — November 30, 2020	January 28, 2021	February 26, 2021	$80,000	$0.0029

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit

Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$456,400	$0.0163
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	May 27, 2020	$358,400	$0.0128
Third Quarter	March 1, 2020 — May 31, 2020	July 23, 2020	N/A	$—	$—
Fourth Quarter	June 1, 2020 — August 31, 2020	October 23, 2020	N/A	$—	$—

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which for 2020 totaled $162,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month period ended March 31, 2021 totaled approximately $41,000 compared to approximately $40,000 for the three-month period ended March 31, 2020.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to occur of: (i) the date the Trust shall have dissolved and commenced winding up in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. Administrative fees paid to SandRidge for each of the three-month periods ended March 31, 2021 and 2020, totaled $50,000.

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at March 31, 2021 or December 31, 2020.

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and, if the Trustee deems it appropriate, begin reserving funds for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and has not established any reserves relating to the Securities Litigation. The Trust may withhold estimated amounts from future distributions to cover future costs associated with the litigation if determined necessary. As discussed in Note 6 below, the Trustee has established a provision for the Trust’s potential liabilities under the Securities Litigation, as required by the Delaware Statutory Trust Act in connection with the early termination of the Trust. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

6. Subsequent Events

Distribution to Unitholders. On April 26, 2021, the Trust declared a cash distribution of $0.0110 per unit covering production for the three-month period from December 1, 2020 to February 28, 2021. The distribution will be paid on or about May 28, 2021 to record holders as of May 14, 2020. Distributable income for December 1, 2020 to February 28, 2021 was calculated as follows (in thousands, except for unit and per unit amounts):

Revenues
Royalty income	$875
Total revenues	875
Expenses
Post-production expenses	128
Production taxes	54
Cash reserves withheld by Trustee (1)	385
Total expenses	567
Distributable income available to unitholders	$308
Distributable income per unit (28,000,000 units issued and outstanding)	$0.0110
____________________
(1) Includes amounts withheld for payment of future Trust administrative expenses.
(2) Cash reserve increase for the payment of future known, anticipated or contingent expenses or liabilities.

Early Termination of the Trust. As discussed in “Early Termination of the Trust” in Note 1 above, winding up procedures for the Trust commenced at the close of business on November 13, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction. Any net proceeds of the sale will be distributed to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Statutory Trust Act. Among such contingent, conditional or unmatured claims for which the Trustee expects it will need to make provision out of the net proceeds of the sale are the Trust’s potential liabilities with respect to the securities litigation described in the Trust’s annual and quarterly reports filed with the SEC. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders.

As required by the trust agreement, the Trustee engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. The advisor conducted a bid solicitation process that concluded in February 2021, and the Trustee, with the assistance of the advisor, after considering the proposed price, financing conditions and other terms of each bid, selected what was determined to be the strongest bid received. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party, and on March 29, 2021, the Trustee provided notice to SandRidge of the third-party offer to purchase the assets of the Trust for a purchase price of $4,850,000. On April 7, 2021, SandRidge notified the Trustee that SandRidge would exercise its right of first refusal and would purchase the assets from the Trust for the same purchase price.

On April 22, 2021, the Trust and SandRidge Exploration and Production, LLC (the “Purchaser”), a wholly owned subsidiary of SandRidge, entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of all of the Royalty Interests held by the Trust for a purchase price of $4,850,000. The sale closed on April 22, 2021, with an effective date of April 1, 2021. Accordingly, because the Agreement entitles the Purchaser to the revenues from the oil and natural gas production attributable to the Royalty Interests since April 1, 2021, the Trust will not receive any further proceeds from such production and therefore will not make any further regular quarterly cash distributions to the Trust unitholders following the distribution to be made on or before May 28, 2021 as described above.

Under the trust agreement, the Trustee is required to distribute to the Trust unitholders on the quarterly cash distribution date in August 2021 the net proceeds of the sale, after payment of expenses related to the sale, and less any amounts withheld as cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, as discussed above. However, as a result of the Trustee’s establishment of a provision for the Trust’s potential liabilities under the Securities Litigation, the Trustee does not expect that there will be cash available for distribution until the Securities Litigation has been resolved.

ITEM 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the financial condition, results of operations, liquidity and capital resources of SandRidge Mississippian Trust I (the “Trust”). This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes included in this Quarterly Report and the Trust’s audited financial statements and the accompanying notes included in the 2020 Form 10-K. All information regarding operations has been provided to the Trustee by SandRidge.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee has no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. Prior to the sale of the Royalty Interests on April 22, 2021 as discussed below under “—Early Termination of the Trust,” the Trust derived all or substantially all of its income and cash flow from the Royalty Interests. The Trust is treated as a partnership for federal income tax purposes.

Early Termination of the Trust. The trust agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust will be required to dissolve and commence winding up beginning as of the close of business on November 13, 2020. Accordingly, the Trustee is required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, which is expected to include the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. Among such contingent, conditional or unmatured claims for which the Trustee expects it will need to make provision out of the net proceeds of the sale are the Trust’s potential liabilities with respect to the Securities Litigation described under “Legal Proceedings” in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders. Additionally, the sale process will involve costs that will reduce the amounts of any distributions to unitholders during the winding up period.

As required by the trust agreement, the Trustee engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. The advisor conducted a bid solicitation process that concluded in February 2021, and the Trustee, with the assistance of the advisor, after considering the proposed price, financing conditions and other terms of each bid, selected what was determined to be the strongest bid received. As provided in the trust agreement, SandRidge has a right of first refusal with respect to any sale of assets to a third party, and on March 29, 2021, the Trustee provided notice to SandRidge of the third-party offer to purchase the assets of the Trust for a purchase price of $4,850,000. On April 7, 2021, SandRidge notified the Trustee that SandRidge would exercise its right of first refusal and would purchase the assets from the Trust for the same purchase price. On April 22, 2021, the Trust and SandRidge Exploration and Production, LLC (the “Purchaser”), a wholly owned subsidiary of SandRidge, entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of all of the Royalty Interests held by the Trust for a purchase price of $4,850,000. The sale closed on April 22, 2021, with an effective date of April 1, 2021. Accordingly, because the Agreement entitles the Purchaser to the revenues from the oil and natural gas production attributable to the Royalty Interests since April 1, 2021, the Trust will not receive any further proceeds from such production and therefore will not make any further regular quarterly cash distributions to the Trust unitholders following the distribution to be made on or before May 28, 2021 as described in “Liquidity and Capital Resources—Future Trust Distributions to Unitholders” below.

Under the trust agreement, the Trustee is required to distribute to the Trust unitholders on the quarterly cash distribution date in August 2021 the net proceeds of the sale, after payment of expenses related to the sale, and less any amounts withheld as cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, as discussed above. As part of the winding up process, the Trustee expects to file a Form 15 with the SEC to suspend the Trust’s reporting obligations under the Securities Exchange Act of 1934, as amended, following the filing of the Trust’s Quarterly Report on Form 10-Q for the period ending June 30, 2021 in the third quarter of 2021. As a result, the Trust’s general and administrative expenses in periods after

September 30, 2021 are expected to be substantially less than in prior periods. However, as a result of the Trustee’s establishment of a provision for the Trust’s potential liabilities under the Securities Litigation, the Trustee does not expect that there will be cash available for distribution until the Securities Litigation has been resolved. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

Impairment of Investment in Royalty Interests. During the three-month period ended March 31, 2021, the Trust recorded an impairment to the carrying value of the Investment in Royalty Interests of $0.9 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. During the three-month period ended March 31, 2020, the Trust recorded an impairment to the carrying value of the Investment in Royalty Interests of $3.3 million. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of March 31, 2021, the Trust’s properties consisted of Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma.

Distributions. The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter.

Pursuant to Internal Revenue Code (“IRC”) Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. This is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by the Trust, and while specific relief is not specified for IRC Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017 treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the sale of such units. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale or exchange of such units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or another exemption is available. Pursuant to final Treasury Regulations issued on October 7, 2020, this new withholding obligation will become applicable to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.

Litigation. As described in more detail in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report, claims were brought against the Trust, SandRidge and others in a putative class action during 2015. Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. Further, any costs incurred by the Trust in connection with any settlement of or judgment in the litigation could increase the Trust’s administrative expenses significantly. As discussed above under “—Early Termination of The Trust,” the Trustee has established a provision for the Trust’s potential liabilities under the Securities Litigation, as required by the Delaware Statutory Trust Act in connection with the early termination of the Trust.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three-month periods ended March 31, 2021 and 2020 is presented below.

	Three Months Ended March 31,
	2021(1)	2020(2)
Production Data
Oil (MBbls)	5	9
NGL (MBbls)	17	15
Natural gas (MMcf)	186	261
Total volumes (MBoe)	54	68
Average daily combined equivalent volumes (MBoe/d)	0.6	0.7
Well Data
Initial and Trust Development Wells producing - average	74	83
Revenues (in thousands)
Royalty income	$732	$1,147
Total revenue	732	1,147
Expenses (in thousands)
Post-production expenses	128	190
Production taxes	44	69
Trust administrative expenses	377	477
Cash reserves withheld for current Trust expenses, net of amounts used	103	(56)
Total expenses	652	680
Distributable income available to unitholders	$80	$467
Average Prices
Oil (per Bbl)	$38.06	$54.68
NGL (per Bbl)	$10.62	$16.83
Natural gas (per Mcf)	$1.83	$1.52
Total (per Boe)	$13.58	$16.82
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$1.15	$0.79
Total (per Boe)	$11.21	$14.01
Expenses (per Boe)
Post-production	$2.37	$2.81
Production taxes	$0.81	$1.03
____________________
1.Production volumes and related revenues and expenses for the three-month period ended March 31, 2021 (included in SandRidge’s February 2021 net revenue distribution to the Trust) represent production from September 1, 2020 to November 30, 2020.
2.Production volumes and related revenues and expenses for the three-month period ended March 31, 2020 (included in SandRidge’s February 2020 net revenue distribution to the Trust) represent production from September 1, 2019 to November 30, 2019.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended March 31, 2021 totaled $0.7 million compared to $1.1 million received during the three-month period ended March 31, 2020. The approximate $0.4 million decrease in royalty income consisted of approximately $0.3 million attributable to a decrease in total volumes produced and approximately $0.1 million attributable to a decrease in prices received. The average number of producing wells in the three-month period ended March 31, 2021 decreased by 9 from 83 in the three-month period ended March 31, 2020 because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2021 totaled approximately $0.1 million, or $0.81 per Boe, and were approximately 5.9% of royalty income. Production taxes for the three-month period ended March 31, 2020 totaled approximately $0.1 million, or $1.03 per Boe, and were approximately 6.0% of royalty income.

Distributable Income

Distributable income for the three-month period ended March 31, 2021 was approximately $80,000, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $103,000, reflecting approximately $480,000 withheld from the February 2021 cash distribution to unitholders partially offset by approximately $377,000 used to pay Trust expenses during the period. Distributable income for the three-month period ended March 31, 2020 was approximately $467,000, which included a net reduction to the cash reserve for payment of future Trust expenses of approximately $56,000, reflecting approximately $421,000 withheld from the February 2020 cash distribution to unitholders partially offset by approximately $477,000 used to pay Trust expenses during the period.

Liquidity and Capital Resources

Following the sale of the Royalty Interests on April 22, 2021 as described above under “Overview—Early Termination of the Trust,” the Trust has no source of liquidity or capital resources other than borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The Trust does not have any capital requirements related to drilling wells or any other operating or capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. No such loan was outstanding at March 31, 2021 or December 31, 2020.

Commencing with the distribution to unitholders paid in the first quarter of 2019, the Trustee withheld the greater of $35,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase cash reserves for the payment of future known, anticipated or contingent expenses or liabilities by a total of $425,000. In 2019, the Trustee withheld an aggregate of approximately $152,000 from the funds otherwise available for distribution. In 2020, the Trustee withheld an aggregate of approximately $124,000 from the funds otherwise available for distribution. In February 2021, in light of the early termination of the Trust, the Trustee withheld approximately $96,000 from the funds otherwise available for distribution, which was the remaining amount needed to reach its targeted cash reserve.

The Trust is highly dependent on its Trustor, SandRidge, for multiple services, including administrative services such as accounting, tax preparation, bookkeeping and informational services performed on behalf of the Trust, and potentially for loans to pay Trust administrative expenses. The ability to provide these services depends on the Trustor’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of the Trustor. The reduced demand for crude oil in the global market resulting from the economic effects of the COVID-19 pandemic, and the actions taken by the members of OPEC regarding production levels, have had, and are likely to continue to have, a negative impact on the Trustor’s financial condition. This negative impact could affect the Trustor’s ability to provide services to the Trust.

Trust Distributions to Unitholders. During the three-month period ended March 31, 2021, the Trust’s distributions to unitholders totaled $0.1 million, or $0.0029 per unit. See Note 3 to the unaudited interim financial statements contained in Part 1, Item 1 of this Quarterly Report accompanying unaudited financial statements for additional discussion of this distribution.

Future Trust Distributions to Unitholders. During the three-month production period from December 1, 2020 to February 28, 2021, average oil prices increased compared to the three-month period ended November 30, 2020. On April 26, 2021, the Trust declared a cash distribution of $0.0110 per unit covering production for the period. See “Distribution to Unitholders” in Note 6 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for additional discussion of this future distribution. As discussed above under “Overview— Early Termination of the Trust,” because the Agreement entitles the Purchaser to the revenues from the oil and natural gas production attributable to the Royalty Interests since April 1, 2021, the Trust will not receive any further proceeds from such production and therefore will not make any further regular quarterly cash distributions to the Trust unitholders following the distribution to be made on or before May 28, 2021. See also “Overview—Early Termination of the Trust” for discussion of the future distribution, if any, of the net proceeds of the sale of the Trust’s assets.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

PART II. Other Information

ITEM 1. Legal Proceedings

See “Legal Proceedings” in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for a description of the legal proceedings to which the Trust is a party.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in Item 1A of the 2020 Form 10-K.

ITEM 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Trust of SandRidge Mississippian Trust I	S-1	333-171551	3.1	01/05/2011
3.2	Amended and Restated Trust Agreement of SandRidge Mississippian Trust I, dated April 12, 2011, by and among SandRidge Energy, Inc., The Bank of New York Mellon Trust Company, N.A., and The Corporation Trust Company	8-K	001-35122	3.1	04/18/2011
3.3	Amendment No. 1 to Amended and Restated Trust Agreement of SandRidge Mississippian Trust I, dated June 13, 2012, by the Bank of New York Mellon Trust Company, N.A.	10-Q	001-35122	3.3	08/13/2012
10.1	Purchase and Sale Agreement dated as of April 22, 2021 between SandRidge Exploration and Production, LLC and SandRidge Mississippian Trust I.	8-K	001-35122	10.1	04/26/2021
31.1	Section 302 Certification					*
32.1	Section 906 Certification					*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDRIDGE MISSISSIPPIAN TRUST I

By:	THE BANK OF NEW YORK MELLON TRUST
COMPANY, N.A., Trustee

	By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: May 14, 2021

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