Form 10-Q
period 2021-06-30
SandRidge Mississippian Trust I
filed 2021-08-13
CIK 1509228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________
Form 10-Q
__________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 6, 2021, 28,000,000 units of Beneficial Interest in SandRidge Mississippian Trust I were outstanding.

SANDRIDGE MISSISSIPPIAN TRUST I
FORM 10-Q
Quarter Ended June 30, 2021

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

PART I. Financial Information

ITEM 1. Financial Statements

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF ASSETS AND TRUST CORPUS
(In thousands, except unit data)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$7,900	$3,493
Investment in royalty interests	—	308,964
Less: accumulated amortization and impairment	—	(303,714)
Net investment in royalty interests	—	5,250
Total assets	$7,900	$8,743
TRUST CORPUS
Trust corpus, 28,000,000 units issued and outstanding at June 30, 2021 and December 31, 2020	$7,900	$8,743

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Royalty income	$875	$1,022	$1,607	$2,169
Proceeds from sale of Trust assets	4,850	—	4,850	—
Total revenues	5,725	1,022	6,457	2,169
Expenses
Post-production expenses	128	176	256	366
Production taxes	54	62	97	131
Trust administrative expenses	581	308	958	785
Sale of Trust assets expenses	350	—	350	—
Cash reserves withheld (used) for current Trust expenses, net of amounts (used) withheld	(546)	113	(443)	58
Total expenses	567	659	1,218	1,340
Distributable income available to unitholders	$5,158	$363	$5,239	$829
Distributable income per unit (28,000,000 units)	$0.1842	$0.0130	$0.1871	$0.0297

The accompanying notes are an integral part of these financial statements.

SANDRIDGE MISSISSIPPIAN TRUST I
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$7,995	$10,954	$8,743	$14,816
Amortization of investment in royalty interests	(4,400)	(366)	(4,400)	(886)
Impairment of investment in royalty interests	—	—	(850)	(3,296)
Net cash reserves withheld (used)	(546)	113	(443)	58
Distributable income	5,158	363	5,239	829
Distributions paid to unitholders	(307)	(358)	(389)	(815)
Trust corpus, end of period	$7,900	$10,706	$7,900	$10,706
Distributions per unit (28,000,000 units)	$0.0110	$0.0128	$0.0139	$0.0291

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

The Trust held Royalty Interests in specified oil and natural gas properties located in the Mississippian formation in Alfalfa, Garfield, Grant and Woods counties in Oklahoma (the “Underlying Properties”), until the sale of the Royalty Interests in April 2021 (the “Asset Sale”) as discussed below in “—Early Termination of the Trust; Sale of Trust Assets.” The Royalty Interests were conveyed by SandRidge to the Trust concurrent with the initial public offering of the Trust’s common units (“Trust units”) in April 2011. As consideration for conveyance of the Royalty Interests, the Trust remitted the proceeds of the offering, along with 3,750,000 Trust units and 7,000,000 subordinated units, which subsequently converted to common units in July 2014 as a result of SandRidge having met its drilling obligation to the Trust in April 2013, to certain wholly owned subsidiaries of SandRidge. At June 30, 2021, SandRidge owned 7,528,063 Trust units, or approximately 26.9% of all Trust units.

The Trust is passive in nature and neither the Trust nor the Trustee had any control over, or responsibility for, any operating or capital costs related to the Underlying Properties. The business and affairs of the Trust are administered by the Trustee. The trust agreement generally limits the Trust’s business activities to owning the Royalty Interests and any activity reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests.

Prior to the Asset Sale, the Trust made quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Due to the timing of the payment of production proceeds to the Trust, each distribution covered production from a three-month period consisting of the first two months of the most recently ended quarter and the final month of the quarter preceding it.

Early Termination of the Trust; Sale of Trust Assets. As described in the Trust’s annual and quarterly reports filed with the Securities and Exchange Commission (the “SEC”), the trust agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust was required to dissolve and commence winding up beginning as of the close of business on November 13, 2020. Accordingly, the Trustee was required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, including the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. Among such contingent, conditional or unmatured claims for which the Trustee has made provision out of the net proceeds of the sale are the Trust’s potential liabilities with respect to the Securities Litigation described under “Legal Proceedings” in Note 5. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders. Additionally, the sale process involved costs that reduce the amount of distributable income to unitholders.

As required by the trust agreement, the Trustee engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. As provided in the trust agreement, SandRidge had a right of first refusal with respect to any sale of assets to a third party, which SandRidge elected to exercise. The Trust and SandRidge Exploration and Production, LLC (the “Purchaser”), a wholly owned subsidiary of SandRidge, entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of all of the Royalty Interests to the Purchaser for a purchase price of $4,850,000. The sale closed on April 22, 2021, with an effective date of April 1, 2021. Accordingly, because the Agreement entitles the Purchaser to the revenues from the oil and natural gas production attributable to the Royalty Interests since April 1, 2021, the Trust will not receive any further proceeds from such production and therefore will not make any further regular quarterly cash distributions to the Trust unitholders. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process. See Note 3 for further information regarding the withholding of the net proceeds of the Asset Sale to provide for the Trust’s potential liabilities with respect to the Securities Litigation described in Note 5.

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

Impairment of Investment in Royalty Interests.  As a result of the sale process discussed in “Early Termination of the Trust; Sale of Trust Assets,” during the six-month periods ended June 30, 2021 and 2020 the Trust recorded impairments to the carrying value of the Investment in Royalty Interests of $0.9 million and $3.3 million, respectively. The impairments resulted in non-cash charges to trust corpus and did not affect the Trust’s distributable income. Prior to the Asset Sale, on a quarterly basis, the Trust evaluated the carrying value of the investment in royalty interests by comparing the undiscounted cash flows expected to be realized from the Royalty Interests to the carrying value. If the expected future undiscounted cash flows were less than the carrying value, the Trust would recognize an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interests, which is determined using future cash flows of the net oil, natural gas and natural gas liquids (“NGL”) reserves attributable to the Royalty Interests, discounted at a rate based upon the weighted average cost of capital of publicly traded royalty trusts. The weighted average cost of capital is based upon inputs that are readily available in the public market. The future cash flows of the net oil, natural gas and NGL reserves attributable to the Royalty Interests utilized the oil and natural gas futures prices readily available in the public market adjusted for differentials and estimated quantities of oil, natural gas and NGL reserves that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Distributable Income Per Unit. Distributable income per unit amounts as calculated for the periods presented in the accompanying unaudited statements of distributable income may differ from declared distribution amounts per unit due to rounding, interest income and the timing of the Trust’s payment of Trust administrative expenses.

Financial Statements of Royalty Trusts. Amortization of investment in royalty interests, calculated on a unit-of-production basis, and any impairments are charged directly to trust corpus. Included in the Amortization of Investment in Royalty Interests for the three and six months ended June 30, 2021 is $4.4 million of non-cash disposition relating to the sale of interest on April 22, 2021. Distributions to unitholders are recorded when declared.

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

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

3. Distributions to Unitholders

Prior to the Asset Sale, the Trust made quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter. Distributions cover a three-month production period. As the effective date of the Asset Sale was April 1, 2021, the Trust will not receive any further proceeds from the oil and natural gas production attributable to the Royalty Interests and therefore will not make any further regular quarterly cash distributions to the Trust unitholders. Because of the statutory requirement to provide for the Trust’s potential liabilities with respect to the Securities Litigation described in Note 5, the Trustee is withholding as part of its cash reserve the net proceeds from the Asset Sale. After the Securities Litigation has been resolved, the Trustee will distribute any remaining cash reserves following the payment of the Trust’s estimated remaining expenses and liabilities. A summary of the Trust’s distributions to unitholders during the three- and six-month periods ended June 30, 2021 and the year ended December 31, 2020 is as follows:

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit

Calendar Quarter 2021
First Quarter	September 1, 2020 — November 30, 2020	January 28, 2021	February 26, 2021	$80,000	$0.0029
Second Quarter	December 1, 2020 — February 28, 2021	April 28, 2021	May 28, 2021	$308,000	$0.0110

				Total	Distribution
	Covered			Distribution	Per Common
	Production Period	Date Declared	Date Paid	Paid	Unit

Calendar Quarter 2020
First Quarter	September 1, 2019 — November 30, 2019	January 23, 2020	February 28, 2020	$456,400	$0.0163
Second Quarter	December 1, 2019 — February 29, 2020	April 23, 2020	May 27, 2020	$358,400	$0.0128
Third Quarter	March 1, 2020 — May 31, 2020	July 23, 2020	N/A	$—	$—
Fourth Quarter	June 1, 2020 — August 31, 2020	October 23, 2020	N/A	$—	$—

4. Related Party Transactions

Trustee Administrative Fee. Under the terms of the trust agreement, the Trust pays the Trustee an annual administrative fee, which for 2020 totaled $162,000. The annual fee can be adjusted for inflation by no more than 3% in any year. The Trustee’s administrative fees paid during the three-month period ended June 30, 2021 totaled approximately $41,000 compared to approximately $40,000 for the three-month period ended June 30, 2020. The Trustee’s administrative fees paid during the six-month period ended June 30, 2021 totaled approximately $82,000 compared to approximately $81,000 for the six-month period ended June 30, 2020.

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

Administrative Services Agreement. The Trust is party to an administrative services agreement with SandRidge that obligates the Trust to pay SandRidge an annual administrative services fee for accounting, tax preparation, bookkeeping and informational services performed by SandRidge on behalf of the Trust. For its services under the administrative services agreement, SandRidge receives an annual fee of $200,000, which is payable in equal quarterly installments and will remain fixed for the life of the Trust. SandRidge is also entitled to receive reimbursement for its out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement. The administrative services agreement will terminate on the earliest to

SANDRIDGE MISSISSIPPIAN TRUST I
NOTES TO FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

occur of: (i) the date the Trust is finally wound up and liquidated in accordance with the trust agreement, (ii) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (iii) pertaining to services to be provided with respect to any Underlying Properties transferred by SandRidge, the date that either SandRidge or the Trustee may designate by delivering 90-days’ prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of SandRidge and (iv) a date mutually agreed to by SandRidge and the Trustee. Administrative fees paid to SandRidge for each of the three-month periods ended June 30, 2021 and 2020, totaled $50,000. Administrative fees paid to SandRidge for each of the six-month periods ended June 30, 2021 and 2020 totaled $100,000.

5. Commitments and Contingencies

Loan Commitment. Pursuant to the trust agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, SandRidge will, at the Trustee’s request, loan funds to the Trust necessary to pay such expenses. Any funds loaned by SandRidge pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness, or to make distributions. If SandRidge loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as that which would be obtained in an arm’s length transaction between SandRidge and an unaffiliated third party. No such loan from SandRidge was outstanding at June 30, 2021 or December 31, 2020.

Risks and Uncertainties. Prior to the Asset Sale, the Trust’s revenue and distributions were substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depended on numerous factors beyond the Trust’s control such as overall oil, natural gas and NGL production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future.

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

Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. The Trust will estimate and, if the Trustee deems it appropriate, begin reserving funds for potential losses that may arise out of litigation to the extent that such losses are probable and can be reasonably estimated. Significant judgment will be required in making any such estimates and any final liabilities of the Trust may ultimately be materially different than any estimates. The Trust is currently unable to assess the probability of loss or estimate a range of any potential loss the Trust may incur in connection with the Securities Litigation, and, except as discussed in Note 3 above, has not established any reserves relating to the Securities Litigation. As discussed in Note 3 above, the Trustee is withholding as part of its cash reserve the net proceeds from the Asset Sale to provide for the Trust’s potential liabilities under the Securities Litigation, as required by the Delaware Statutory Trust Act in connection with the early termination of the Trust. The Trust has not yet fully analyzed any rights it may have to indemnities that may be applicable or any claims it may make in connection with the Securities Litigation.

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the Trust are administered by the Trustee and, as necessary, the Delaware Trustee. The Trust’s purpose is to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. Other than the foregoing activities, the Trust does not conduct any operations or activities. The Trustee had no involvement with, control or authority over, or responsibility for, any aspect of the operations on or relating to the properties in which the Trust has an interest. Prior to the sale of the Royalty Interests on April 22, 2021 as discussed below under “—Early Termination of the Trust,” the Trust derived all or substantially all of its income and cash flow from the Royalty Interests. The Trust is currently in the process of winding up its affairs, as discussed below in “—Early Termination of the Trust; Sale of Trust Assets.” The Trust is treated as a partnership for federal income tax purposes.

Early Termination of the Trust; Sale of Trust Assets. The trust agreement requires the Trust to dissolve and commence winding up of its business and affairs if cash available for distribution for any four consecutive quarters, on a cumulative basis, is less than $1.0 million. As cash available for distribution for the four consecutive quarters ended September 30, 2020, on a cumulative basis, totaled approximately $815,000, the Trust was required to dissolve and commence winding up beginning as of the close of business on November 13, 2020. Accordingly, the Trustee was required to sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities, including the establishment of cash reserves in such amounts as the Trustee in its discretion deems appropriate for the purpose of making reasonable provision for all claims and obligations of the Trust, including any contingent, conditional or unmatured claims and obligations, in accordance with the Delaware Statutory Trust Act. Among such contingent, conditional or unmatured claims for which the Trustee has made provision out of the net proceeds of the sale are the Trust’s potential liabilities with respect to the Securities Litigation described under “Legal Proceedings” in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders. Additionally, the sale process involved costs that reduce the amount of distributable income to unitholders.

As discussed in “Early Termination of the Trust; Sale of Trust Assets” in Note 1 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report, winding up procedures for the Trust commenced at the close of business on November 13, 2020. Accordingly, the Trustee was required to sell all of the Trust’s assets, either by private sale or public auction.

As required by the trust agreement, the Trustee engaged a third-party advisor to assist with the marketing and sale of the Trust’s assets. The advisor conducted a bid solicitation process that concluded in February 2021, and the Trustee, with the assistance of the advisor, after considering the proposed price, financing conditions and other terms of each bid, selected what was determined to be the strongest bid received. As provided in the trust agreement, SandRidge had a right of first refusal with respect to any sale of assets to a third party, and on March 29, 2021, the Trustee provided notice to SandRidge of the third-party offer to purchase the assets of the Trust for a purchase price of $4,850,000. On April 7, 2021, SandRidge notified the Trustee that SandRidge would exercise its right of first refusal and would purchase the assets from the Trust for the same purchase price. On April 22, 2021, the Trust and SandRidge Exploration and Production, LLC (the “Purchaser”), a wholly owned subsidiary of SandRidge, entered into a Purchase and Sale Agreement (the “Agreement”) for the sale of all of the Royalty Interests held by the Trust for a purchase price of $4,850,000. The sale closed on April 22, 2021, with an effective date of April 1, 2021. Accordingly, because the Agreement entitles the Purchaser to the revenues from the oil and natural gas production attributable to the Royalty Interests since April 1, 2021, the Trust will not receive any further proceeds from such production and therefore will not make any further regular quarterly cash distributions to the Trust unitholders following the distribution that was made on or before May 28, 2021 as described in “Liquidity and Capital Resources— Trust Distributions to Unitholders” below.

Because of the statutory requirement to provide for the Trust’s potential liabilities with respect to the Securities Litigation described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report, the Trustee is withholding as part of its cash reserve the net proceeds from the Asset Sale. As part of the winding up process, the Trustee expects to file a Form 15 with the SEC to suspend the Trust’s reporting obligations under the Securities Exchange Act of 1934, as amended, following the filing of this Quarterly Report on Form 10-Q. As a result, the Trust’s general and administrative expenses in periods after September 30, 2021 are expected to be substantially less than in prior periods. However, as a result of the Trustee’s establishment of a provision for the Trust’s potential liabilities under the Securities Litigation, there will not be cash available for distribution until the Securities Litigation has been resolved. Moreover, any such cash available for distribution will be reduced by the Trust’s general and administrative expenses as well as by any amounts required to be paid by the Trust in connection with resolving the Securities Litigation. The Trust will remain in existence until the filing of a certificate of cancellation with the Secretary of State of the State of Delaware following the completion of the winding up process.

Impairment of Investment in Royalty Interests. During the six-month period ended June 30, 2021, the Trust recorded an impairment to the carrying value of the Investment in Royalty Interests of $0.9 million. The impairment resulted in a non-cash charge to trust corpus and did not affect the Trust’s distributable income. During the six-month period ended June 30, 2020, the Trust recorded an impairment to the carrying value of the Investment in Royalty Interests of $3.3 million. See “Impairment of Investment in Royalty Interests” in Note 2 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report for further discussion of the impairments.

Properties. As of June 30, 2021, the Trust did not hold any Royalty Interests in oil and natural gas wells located in Alfalfa, Garfield, Grant and Woods counties in Oklahoma. See “—Early Termination of the Trust; Sale of Trust Assets” below.

Distributions. Prior to the Asset Sale, the Trust made quarterly cash distributions of substantially all of its cash receipts, after deducting amounts for the Trust’s administrative expenses and cash reserves withheld by the Trustee, on or about the 60th day following the completion of each quarter.

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

Litigation. As described in more detail in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report, claims were brought against the Trust, SandRidge and others in a putative class action during 2015. Regardless of the outcome of the litigation, the Trust may incur expenses in defending the litigation, and any such expenses may increase the Trust’s administrative expenses significantly. Further, any costs incurred by the Trust in connection with any settlement of or judgment in the litigation could increase the Trust’s administrative expenses significantly. As discussed above under “—Early Termination of The Trust; Sale of Trust Assets,” the Trustee is withholding as part of its cash reserve the net proceeds from the Asset Sale to provide for the Trust’s potential liabilities under the Securities Litigation, as required by the Delaware Statutory Trust Act in connection with the early termination of the Trust.

Results of Trust Operations

The primary factors affecting the Trust’s revenues and costs are the quantity of oil, natural gas and NGL production attributable to the Royalty Interests and the prices received for such production. Royalty income, post-production expenses and certain taxes are recorded on a cash basis when net revenue distributions are received by the Trust from SandRidge. Information regarding the Trust’s production, pricing and costs for the three- and six-month periods ended June 30, 2021 and 2020 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021(1)	2020(2)	2021(3)	2020(4)
Production Data
Oil (MBbls)	4	8	10	17
NGL (MBbls)	16	20	34	35
Natural gas (MMcf)	183	240	369	501
Total volumes (MBoe)	51	68	105	136
Average daily combined equivalent volumes (MBoe/d)	0.6	0.8	0.6	0.8
Well Data
Initial and Trust Development Wells producing - average	73	81	74	82
Revenues (in thousands)
Royalty income	$875	$1,022	$1,607	$2,169
Proceeds from sale of Trust assets	4,850	—	4,850	—
Total revenue	5,725	1,022	6,457	2,169
Expenses (in thousands)
Post-production expenses	128	176	256	366
Production taxes	54	62	97	131
Trust administrative expenses	581	308	958	785
Sale of Trust assets expenses	350	—	350	—
Cash reserves withheld for current Trust expenses, net of amounts used	(546)	113	(443)	58
Total expenses	567	659	1,218	1,340
Distributable income available to unitholders	$5,158	$363	$5,239	$829
Average Prices
Oil (per Bbl)	$49.69	$55.07	$43.27	$54.87
NGL (per Bbl)	$16.91	$12.30	$13.66	$14.25
Natural gas (per Mcf)	$2.09	$1.37	$1.96	$1.45
Total (per Boe)	$17.12	$14.97	$15.31	$15.89
Average Prices – including impact of post-production expenses
Natural gas (per Mcf)	$1.39	$0.64	$1.27	$0.72
Total (per Boe)	$14.61	$12.38	$12.87	$13.19
Expenses (per Boe)
Post-production	$2.51	$2.58	$2.44	$2.70
Production taxes	$1.05	$0.91	$0.92	$0.97
____________________
1.Production volumes and related revenues and expenses for the three-month period ended June 30, 2021 (included in SandRidge’s May 2021 net revenue distribution to the Trust) represent production from December 1, 2020 to February 28, 2021.
2.Production volumes and related revenues and expenses for the three-month period ended June 30, 2020 (included in SandRidge’s May 2020 net revenue distribution to the Trust) represent production from December 1, 2019 to February 29, 2020.
3.Production volumes and related revenues and expenses for the six-month period ended June 30, 2021 (included in SandRidge’s February and May 2021 net revenue distributions to the Trust) represent production from September 1, 2020 to February 28, 2021.
4.Production volumes and related revenues and expenses for the six-month period ended June 30, 2020 (included in SandRidge’s February and May 2020 net revenue distributions to the Trust) represent production from September 1, 2019 to February 29, 2020.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues

Royalty Income. Royalty income is a function of production volumes sold attributable to the Royalty Interests and associated prices received. Royalty income received during the three-month period ended June 30, 2021 totaled $0.9 million compared to $1.0 million received during the three-month period ended June 30, 2020. The approximate $0.1 million decrease in royalty income consisted of approximately $0.3 million attributable to a decrease in total volumes produced offset by approximately $0.2 million attributable to an increase in prices received. The average number of producing wells in the three-month period ended June 30, 2021 decreased by 8 from 81 in the three-month period ended June 30, 2020 because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes are calculated as a percentage of oil and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended June 30, 2021 totaled approximately $0.1 million, or $1.05 per Boe, and were approximately 6.1% of royalty income. Production taxes for the three-month period ended June 30, 2020 totaled approximately $0.1 million, or $0.91 per Boe, and were approximately 6.1% of royalty income.

Distributable Income

Distributable income for the three-month period ended June 30, 2021 was approximately $5.2 million. Distributable income for the three-month period ended June 30, 2020 was approximately $0.4 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $113,000, reflecting approximately $421,000 withheld from the May 2020 cash distributions to unitholders partially offset by approximately $308,000 used to pay Trust expenses during the period.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues

Royalty Income. Royalty income received during the six-month period ended June 30, 2021 totaled $1.6 million compared to $2.2 million received during the six-month period ended June 30, 2020. The approximate $0.6 million decrease in royalty income consisted of approximately $0.6 million attributable to a decrease in total volumes produced. The average number of producing wells in the six-month period ended June 30, 2021 decreased by 8 from 82 in the six-month period ended June 30, 2020 because wells that could not economically produce due to continued declining production and current pricing were shut-in.

Expenses

Production Taxes. Production taxes for the six-month period ended June 30, 2021 totaled approximately $0.1 million, or $0.92 per Boe, and were approximately 6.0% of royalty income. Production taxes for the six-month period ended June 30, 2020 totaled approximately $0.1 million, or $0.97 per Boe, and were approximately 6.1% of royalty income.

Distributable Income

Distributable income for the six-month period ended June 30, 2021 was approximately $5.2 million. Distributable income for the six-month period ended June 30, 2020 was approximately $0.8 million, which included a net addition to the cash reserve for payment of future Trust expenses of approximately $58,000, reflecting approximately $843,000 withheld from the February 2020 and May 2020 cash distributions to unitholders partially offset by approximately $785,000 used to pay Trust expenses during the period.

Liquidity and Capital Resources

Following the sale of the Royalty Interests on April 22, 2021 as described above under “Overview—Early Termination of the Trust; Sale of Trust Assets,” the Trust has no source of liquidity or capital resources other than borrowings to fund administrative expenses, including any amounts borrowed under SandRidge’s loan commitment described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, payment of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, payment of applicable taxes and payment of expense reimbursements to SandRidge for out-of-pocket expenses incurred on behalf of the Trust. The Trust does not have any capital requirements related to drilling wells or any other operating or capital costs related to the wells.

Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to SandRidge pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sale of production attributable to the Royalty Interests that quarter over the Trust’s expenses for the quarter. If at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course administrative expenses as they become due, the Trust may borrow funds from the Trustee or other lenders, including SandRidge, to pay such expenses. The Trustee does not intend to lend funds to the Trust. If such funds are borrowed, no further distributions will be made to unitholders (except in respect of any previously determined quarterly distribution amount) until the borrowed funds have been repaid. No such loan was outstanding at June 30, 2021 or December 31, 2020.

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

Trust Distributions to Unitholders. During the three-month period ended June 30, 2021, the Trust’s distributions to unitholders were as follows:

				Total
	Covered			Distribution
	Production Period	Date Declared	Date Paid	Paid

Calendar Quarter 2021
First Quarter	September 1, 2020 — November 30, 2020	January 28, 2021	February 26, 2021	$80,000
Second Quarter	December 1, 2020 — February 28, 2021	April 28, 2021	May 28, 2021	$308,000

Future Trust Distributions to Unitholders. On July 27, 2021, the Trust announced that because of the statutory requirement to provide for the Trust’s potential liabilities with respect to the Securities Litigation described in Note 5 to the unaudited interim financial statements contained in Part I, Item 1 of this Quarterly Report, the Trust will not be distributing the net proceeds from the Asset Sale in August 2021. Instead, the Trustee is withholding such net proceeds as part of its cash reserve. After the Securities Litigation has been resolved, the Trustee will distribute any remaining cash reserves following the payment of the Trust’s estimated remaining expenses and liabilities. In addition, as discussed above under “Overview— Early Termination of the Trust; Sale of Trust Assets,” as of the effective date of the Asset Sale, the Trust no longer receives any income derived from the Underlying Properties. Therefore, there will be no further quarterly cash distributions to Trust unitholders reflecting quarterly revenues generated from the Underlying Properties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of SandRidge.

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

Date: August 13, 2021

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